Form 10-Q
period 2011-09-30
GELTOLOGY INC
filed 2011-11-03
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-174874

GELTOLOGY INC.

A Delaware Corporation	I.R.S. Employer No. 35-2379917

c/o Ryan Goldstein
54 West 16th Street Suite 10b
New York, New York 10011
Phone number: 1-888-841-2841

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2011, 4,750,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

GELTOLOGY INC.

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Financial Statements-

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three and Nine Months Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through September 30, 2011	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011, DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,100	$377
Deferred offering costs	21,500	-
Total current assets	28,600	377

Total Assets	$28,600	$377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$37,427	$-

Total Current Liabilities	37,427	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 4,750,000 shares issued and outstanding	475	475
Retained earnings (Deficit)	(9,302)	(98)

Total stockholders' equity (deficit)	(8,827)	377

Total Liabilities and Stockholders' Equity	$28,600	$377

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (MARCH 24, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September, 30	September, 30	September, 30	September, 30	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$45,430	$-	$45,430

Expenses:
General and administrative-
Professional fees	2,850	-	6,388	-	6,388
Consulting fees	-	-	39,710	-	39,710
Filing fees	2,410		3,897		3,897
Travel fees	3,216		3,216		3,216
Other	45	46	1,423	46	1,521

Total general and administrative expenses	8,521	46	54,634	46	54,732

Income (Loss) from Operations	(8,521)	(46)	(9,204)	(46)	(9,302)

Provision for income taxes	-	-		-

Net Income (Loss)	$(8,521)	$(46)	$(9,204)	$(46)	$(9,302)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,750,000	4,750,000	4,750,000	2,810,526

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 24, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

			Retained
	Common stock		Earnings
Description	Shares	Amount	(Deficit)	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,750,000	475	-	475

Net loss for the period	-	-	(98)	(98)

Balance -December 31, 2010	4,750,000	475	(98)	377

Net loss for the period	-	-	(9,204)	(9,204)

Balance - September 30, 2011	4,750,000	475	(9,302)	(8,827)

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, YEAR ENDED
DECEMBER 31, 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative
	September, 30	September, 30	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(9,204)	$(46)	$(9,302)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities- Deferred offering costs	(21,500)		(21,500)
Accounts payable and accrued liabilities	37,427		37,427

Net Cash Provided by (Used in) Operating Activities	6,723	(46)	6,625

Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	-	475	475

Net Cash Provided by Financing Activities	-	475	475

Net (Decrease) Increase in Cash	6,723	429	7,100

Cash - Beginning of Period	377	-	-

Cash - End of Period	$7,100	$429	$7,100

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Getlology Inc. (the “Company”) was incorporated under the laws of the State of Delaware on March 24, 2010. The Company provides consulting services to match factories in China with western companies looking to manufacture goods in China. The business plan of the Company is to expand and become a leading provider of promotion gift items and ideas with the health and wellness concept related to yoga. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and December 31, 2010, and expenses for the nine and three months ended September 30, 2011 and 2010, and the years ended December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities

The Company is currently in the development stage, and has limited operations. The Company provides consulting services to match factories in China with western companies looking to manufacture goods in China. The business plan of the Company is to expand and become a leading provider of promotion gift items and ideas with the health and wellness concept related to yoga.

3.  Common Stock

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 5,000,000 shares of newly issued common stock at an offering price of $0.02 per share for proceeds of up to $100,000. As of September 30, 2011, the Company had accrued $21,500 of legal and audit fees as deferred offering costs related to this capital formation activity.

4.  Income Taxes

The provision for income taxes for the periods ended September 30, 2011 and, 2010 (assuming a 15% effective tax rate) were as follows:

	2011	2010

Current Tax Provision:
Federal- Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal- Loss carryforwards	$1,381	$7
Change in valuation allowance	(1,381)	(7)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$1,395	$15
Less - Valuation allowance	(1,395)	(15)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and the year ended December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $9,302 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

5.   Related Party Loans and Transactions

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

During the nine months ended September 30, 2011 consulting and management fees of $3,000 were paid to officers of the Company. As of September 30, 2011 accounts payable include consulting fees of $22,500 payable to an officer of the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Geltology,” “we,” “our” or “us” refer to Geltology Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended June 30, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on September 23, 2011.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-174874) filed with the Securities and Exchange Commission, which became effective on September 23, 2011. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended September 30, 2011, we had no revenues, similar to the period ended September 30, 2010 in which we also had no revenues.  Expenses increased from $46 in the period ended September 30, 2010 to $8,521 in the period ended September 30, 2011. This increase was a result of the expenses relating to our registration statement.

For the period ended September 30, 2011, we incurred a net loss of $8,521, as compared to a net loss of $46 in the period ended September 30, 2010.  The increase in losses resulted from the expenses relating to our registration statement. Our cumulative net loss during the period from March 24, 2010 (inception) through September 30, 2011 was $9,302.

Liquidity and Capital Resources

We estimate that we will require approximately $25,000 for the next 12 months of operations, including the costs of establishing our website. We do not have sufficient resources to effectuate our current business plan. As of November 1, 2011, we had $2,072 available in cash. Depending upon how much we raise in our Offering, we expect to incur a minimum of $25,000 in expenses during the next 12 months of operations, including the following expenses:

Amount raised	$40,000	$60,000	$100,000
Legal and Accounting	$10,000	$10,000	$10,000
Travel in China	$4,000	$8,400	$19,000
Web Site Design	$0	$2,500	$3,000
Web Site Development	$0	$0	$2,500
E-Commerce software	$0	$0	$2,000
Initial 100 yoga mats	$330	$330	$330
Graphic Design	$1,500	$2,800	$3,000
Printing of Flyer	$2,000	$2,400	$3,500
Advertising/distributing flyers	$2,300	$8,000	$30,000
Computer/Fax/	$1,000	$2,200	$2,200
Travel in NYC -	$3,800	$8,000	$8,000

Total Estimated Expenses	$24,930	$44,630	$83,530

Plan of Operation

Our initial marketing strategy will focus on corporations in the New York City area that are looking to give promotional gifts to their employees, clients and customers. We plan to schedule meetings with purchasing agents, human resources professionals, corporate marketing officials and company fitness instructors (if there are such personnel) in order for us to present our product. Our main focus in these meetings will be to encourage companies to use our products when they need to set up company special events where items are given away as promotional gifts, such as:

• Company sales kickoffs
• Promotional award ceremonies
• Holiday party gifts
• Company fitness reward programs

Initially we plan to start a grass-roots marketing campaign by contacting the heads of the purchasing and marketing departments and the heads of human resources at New York corporations. We intend to print up a one-page, four-color flyer, which we intend to mail to the appropriate persons at those corporations asking them to meet with our directors to hear our sales pitch. We intend to order 100 units of yoga mats, printed with the Geltology name and phone number, together with the slogan “order yoga mats with your corporate logo as a promotional give away item.” We intend to hand out these free yoga mats to the department heads during our sales meetings with them. We plan to convince these corporate clients to give their employees products that are health-related, which will be embossed with their own corporate logos. We plan to create an e-commerce website that will allow our customers to upload their logo in commonly used formats, to pick the color of their yoga mats, to pay for their orders via credit card, and to track their shipments.

Eventually, we hope that our web site will include a large list of promotional gift items, all focused on health-related products in the yoga field.

In the future, we intend to employ search engine optimization policy to promote our site ranking, and to be able to attract customers from outside the New York City area. Eventually we plan to use a variety of social media tools such as Twitter, LinkedIn and Facebook. To increase coverage and minimize workloads, we plan to use timed messages. These are messages that can be scheduled in advance to appear at predetermined times that are intended give them maximum visibility in various time zones.

We plan to locate New York City-based yoga instructors, whom we will ask to write yoga related articles for our web site. We will offer these yoga professionals exposure to the corporations to whom we market our products. Eventually, we envision our site becoming a yoga resource, in which people can find local yoga instructors, yoga studios, and yoga accessories. We hope that this will promote traffic to our site, which may eventually allow us to sell our products to individual retail customers.

The messages themselves include a variety of themes that are important to our site and our business. These message themes include:

□ Focus on the health benefits of yoga.
□ The importance of using the right equipment while practicing yoga.

Each theme will be geared to the medium used. For example, for Twitter, these will include short posts (limited by the platform to under 140 characters) using our Twitter account @geltology.com.

Initially, our directors and Officers will be responsible for the social media campaigns.

We do not intend to carry any inventory. We plan to order products from the supplier in Asia after the clients order the products from us. This method of operations is known as “just-in-time” inventory techniques. When properly implemented, “just-in-time” inventory techniques ensure that orders are processed without the need for inventory storage or a warehousing, and that orders match supply requests one-to-one. In order to implement “just-in-time” inventory, we must immediately purchase items ordered from one of our suppliers and drop-ship to our client as soon as a purchase is made on our website and payment is confirmed.

In the next 12 months of operations, we plan on targeting corporations in the New York City area and offering our yoga mat as a promotional gift item. Until our e-commerce web site is completed, which we anticipate will happen by the end of the first quarter of 2012, we anticipate accepting orders by email. The next 12 months will be primarily devoted to creating a corporate customer base in the New York City area, and to developing the infrastructure to eventually grow the business throughout the continental United States. We anticipate being ready to begin processing our first orders by the end of the fourth quarter of 2011 from business generated by handing out or mailing our flyers to corporations in the New York City area. In the second year of operations, we plan to promote our web site outside the New York City area, thereby attracting customers in areas where we are not physically present.

During 2011 and 2012, we will strive to reach the following milestones:

□ October-November 2011 - raise operating capital
□ December 2011-January 2012 - design corporate flyer and order initial promotional order of 100 yoga mats.
□ January - February 2012 - locate web designer, mail flyers and start sales cycle with corporate decision makers in the New York metropolitan area.
□ Second Quarter 2012 - begin sales, identify e-commerce software, web site programmer, and design and launch web site., identify and sign up local New York City yoga instructors to write articles for our web-site and to act as advisors to our company who will assist with future product ideas.
□ 3rd Quarter 2012 - locate suppliers of additional products for inclusion in our future promotional gift product line. Promote our web site on various social media tools. Reach out to additional yoga instructors throughout the country.
□ 4th quarter 2012 - start sales throughout the country via our web site.

In 2011, we expect our sales to be minimal as we do not expect to have an operational web site until the end of the year.

Our sales price to our customers will be based on order quantity with the minimum order quantity of 10 pieces.

Yoga Mat Pricelist
Cost/Mat	Sales Price/Mat
Drop Ship From China	10-100 Pieces	101-500	501- 1000	1000- 4000	4000+
$2.48 + shipping	$7.00+ shipping	$6.75+ shipping	$6.50+ shipping	$6.00+shipping	$5.25 + shipping

Each yoga mat costs us $2.48 FOB China. We will contract with a shipping company in order to deliver the mats to the customers’ doors in the United States. We anticipate shipping costs will be less than $1 per mat, and have held discussions with two freight forwarding companies. We have not yet contracted with a shipping company.

Assuming that the pricing above is correct, our profit margin per piece is as follows:

• 10-100 pieces - $4.52 profit per unit
• 101-500 pieces - $4.27 profit per unit
• 501-1000 pieces - $4.02 profit per unit
• 1000-4000 pieces - $3.52 profit per unit
• 4000 or more pieces - $2.77 profit per unit

As our second year commences we plan to offer further yoga products to corporations as part of their promotional giveaways. We may also offer to hold corporate yoga retreats in certain areas of the country. Our secretary Ryan Goldstein will coordinate these retreats and we will market this to our existing client base.

Additional Equity Raises

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

We still do not have sufficient resources to effectuate our business plan. As of November 1, 2011, we had approximately $2,072 in cash. As noted above, we expect to incur a minimum of $25,000 in expenses during the next twelve months of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2011.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GELTOLOGY INC.

Date: November 3, 2011	By:	/s/ Yehuda Smaya Szender
Name: Yehuda Smaya Szender Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 3, 2011		By: /s/ Ryan Goldstein
Name: Ryan Goldstein Title: Secretary and Director