Form 10-K
period 2011-12-31
GELTOLOGY INC
filed 2012-02-14
CIK 1519894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-174874

GELTOLOGY INC.

(Exact name of registrant as specified in charter)

Delaware	35-2379917
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Ryan Goldstein
54 West 16th Street Suite 10b New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)

1-888-841-2841
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

Number of shares of common stock outstanding as of February 6, 2012 was 6,750,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

PART I

Item 1. Description of Business.

As used in this annual report, references to “Geltology Inc.”, the “Company,” ”we” “our” or “us” refer to Geltology Inc., unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Geltology Inc. was incorporated under the laws of the State of Delaware on March 24, 2010.

We are engaged in one line of business and hope to expand to a second line of business.

Our current business involves sourcing production and other services in the Far East, specifically China.  This business relies upon the expertise of our President, Yehuda Szender, in matching factories in China with western companies that are looking to manufacture goods in China.  This line of business includes:

•	Sourcing for existing products

•	Sourcing for new products and suppliers

•	Sourcing for high or low volume production

•	Product development – to assist with local design companies

•	Process and manufacturing development in China

•	Quality control

•	Facilitating and coordinating visits by Buyers’ representatives to China

•	Negotiating the best prices from reputed suppliers

•	Production updates to buyers

•	Arranging shipments and timely deliveries

Our second business is our plan to focus on promoting yoga accessories by selling our products via the “e-promotional” gift industry market in the United States, initially by the sale of yoga mats to corporations as part of their gift promotions to their employees, customers, and clients, and subsequently, if we are successful, by adding additional yoga accessories such as exercise clothing and later other health and exercise-related products to the same corporate client base. The products that we sell to each corporate client will carry a logo design which will be unique to that corporate client’s promotional gift items. We hope to sell accessories and clothes that are designed to offer performance and comfort while incorporating functionality and style.

With respect to our yoga products, we have developed a strategy that we believe will enhance our brand’s standing as a leader in sales of yoga products to the promotional gift industry in the United States. Our strategy includes the following elements:

•	Our focus is on a niche market, the yoga market.
•	We believe that the public will perceive our products as “health conscious” and therefore we believe that corporations who order our promotional products will benefit from the perception of being “healthy” businesses.

Our initial product roll out will consist of selling yoga mats as promotional items to corporations in the New York City area. The yoga mat is the most well known and most used yoga accessory.

If our New York roll out is successful, we plan to launch a web site, which will allow us to target other corporate customers throughout the United States.

Our products will include our clients’ corporate logos, so that when and if we have new products available, we will be able to return to the same client base, and offer them new products with their unique corporate logos, making it possible to periodically distribute new gifts to their client base even if their client base is unchanged from one period to the next.

We generated revenues of $77,430 in 2011 and had an additional $65,700 in revenues from transactions in January 2012. All of our revenues arose from sourcing manufacturing. . Our company’s expertise in manufacturing goods in China is not limited to the promotional gift or athletic apparel markets.

OUR OUTSOURCING BUSINESS

Our outsourcing business is mostly a word-of-mouth business. Based upon Mr. Szender’s seven years of experience operating the business of matching Chinese manufacturers with customers in the United States and the European Union on his own, approximately 50% of the customers come from the United States and 50% come from the European Union.

Because the business operates on a word-of-mouth basis, we do not advertise this business and we do not anticipate advertising this business in the future.

There is no one customer who is significant to our outsourcing business and no outsourcing customer would be difficult to replace if we lost that customer. We completed three outsourcing transactions in 2011, and an additional two outsourcing transactions in 2012, Mr. Szender completed approximately 4-5 such transactions on average per year during the course of the previous seven years.

Our main competition consists of large internet-based companies like AliBabba.com, and many small outsourcing agencies, who are based in China, and who can and do offer similar services to what we offer.  We believe that our competitive advantage is that Mr. Szender speaks Mandarin Chinese fluently, and yet because he was born and grew up in Israel, he is also familiar with the buyers’ western culture.

Typically, we are paid by the buyer for our services.  That way our goals are aligned.

As part of our outsourcing services, we conduct quality control for goods manufactured for our buyers. This provides an extra layer of protection for our buyers.

There are currently no tariffs or trade restrictions that affect our business.  The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. We anticipate that we will be able to adjust our prices in response to any such tariffs and that therefore they will not have a material adverse effect on our outsourcing business.

Based on Mr. Szender’s past experience, we estimate that approximately 50% of our business will come from the United States and 50% will come from the European Union.  Because of the nature of the business, over the short-term one or more clients may constitute a significant percentage of this business, but over the longer term, we do not foresee any client constituting a significant percentage of this business.

The type of product being manufactured has no effect on our pricing or profits. Typically, our fees for each project will be negotiated on a project-by-project basis. Some projects may be priced based on the quantity produced, while others may be priced based upon the amount of time we spend on the project.

We do not enter into formal contracts with our customers. We send them an invoice for services rendered.

We do not have any arrangements with any particular manufacturers. We choose manufacturers based on quality and price. There are many manufacturers of all sorts in China, so we are not dependent on any one or more manufacturers.

Mr. Szender has undertaken to us that for so long as he is a director, officer or 5% shareholder in our company, he will conduct outsourcing business only through our company.

OUR YOGA BUSINESS

INDUSTRY BACKGROUND

According to the American Yoga Association, yoga dates back “more than 5,000 years” and expresses an individual’s “desire for greater personal freedom, health and long life, and heightened self-understanding1.” Yoga is a scientific system of physical and mental practices that originated in India,2 whose purpose is to help each person achieve his or her highest potential, and to experience enduring health and happiness. Yoga actually includes several variations, or schools of practice. Regardless of the type of yoga practiced, some basic principles are found throughout. The American Yoga Association focuses on three main structures:

•	Exercise

•	Breathing

•	Meditation

According to a 2008 estimate by the Yoga Journal, approximately 15.8 million people practice yoga in the United States, with another 18.3 million saying they are “very or extremely interested in yoga. 3” This represents a significant increase from an earlier study in 2004, which reported only one-third of these totals. Another 4.1% (approximately 9.4 million people) say that they “will definitely try yoga within the next year. 4”

Of the 15.8 million people who regularly include yoga in their lives, the study found that the household income of 44% were above $75,000 per year, that 27% have one or more postgraduate degrees and that 71.4% reported themselves as being “college educated.”

Further, a study funded by the American Council on Exercise found that “the women who practiced hatha yoga three days per week, showed significant improvements in their flexibility, muscular strength, endurance and balance, compared to the non-yoga group5.” Hatha Yoga is a system of yoga introduced by Yogi Swatmarama, a sage of 15th century India, and compiler of the Hatha Yoga Pradipika. In this treatise Swatmarama introduces hatha yoga as preparatory stage of physical purification that the body practices for higher meditation. Hatha yoga is what most people in the Western world associate with the word "yoga" and is most commonly practiced for mental and physical health.

Because yoga requires time, patience and focus, it may present a stimulating challenge to many people who are rushing to work, school and important appointments that often do not have enough time to improve or maintain their physical fitness.

While promoting the practice of yoga, Geltology is focusing its efforts on entering the US workplace promotional gift industry. The management of companies across the United States has recognized the positive effects of corporate wellness programs on, and the benefits they have for employees. Studies have documented that healthy workers save money for their employers by saving their employers on health insurance costs. As a result, companies across the United States have been instituting corporate wellness programs. For example, an American Institute for Preventative Medicine study found that 62 percent of all companies offer some type of corporate wellness program.6

In order to distinguish itself among the hundreds of promotional gift items given away in the promotional gift industry Geltology’s niche is the health conscious market, specifically the yoga market. Initially, we will focus on yoga mats, allowing our customers to brand yoga items with their corporate logos. Later, if we are successful, we may focus branding our customers’ corporate logos on other clothing and accessories used while engaging in yoga.

1 http://www.americanyogaassociation.org/general.html

2 http://www.specialyoga.com

3 http://www.boomer-living.com/2010/01/more-and-more-boomers-are-turning-to-yoga/

4 http://www.boomer-living.com/2010/01/more-and-more-boomers-are-turning-to-yoga/

5 http://www.health-womens-healthy-living-goals.com/video-yoga.html

6 (http://www.livestrong.com/article/118252-workplace-wellness-program-trends/)

About Yoga

Yoga refers to traditional physical and mental disciplines that originated in India. Yoga is associated with meditative practices in Hinduism, Buddhism and Jainism.

The word yoga means "union" in Sanskrit, the language of ancient India where yoga originated. We can think of the union occurring between the mind, body and spirit.

What is commonly referred to as "yoga" can be more accurately described by the Sanskrit word asana, which refers to the practice of physical postures or poses.

Asana is only one of the eight "limbs" of yoga, the majority of which are more concerned with mental and spiritual well being than physical activity. In the West, however, the words asana and yoga are often used interchangeably.

Many people think that yoga is just stretching. But while stretching is certainly involved, yoga is really about creating balance in the body through developing both strength and flexibility. This is done through the performance of poses or postures, each of which has specific physical benefits. The poses can be done quickly in succession, creating heat in the body through movement (vinyasa-style yoga) or more slowly to increase stamina and perfect the alignment of the pose. The poses are a constant, but the approach to them varies depending on the tradition in which the teacher has trained.

Yoga teachers will often refer to "your practice," which means your individual experience with yoga as it develops over time. The amazing thing about yoga is that your practice is always evolving and changing, so it never gets boring. Although the poses themselves do not change, your relationship to them may change. Anyone can start a yoga practice, even if you don't feel like you are very flexible or very strong. These things will develop over time. Another thing about thinking about "your practice" is that it encourages the noncompetitive spirit of yoga. One of the most difficult, but ultimately most liberating things about yoga is letting go of the ego and accepting that no one is better than anyone else. Everyone is just doing their best on any given day.

In addition to practicing the poses, yoga classes may also include instruction on breathing, call and response chanting, meditation, or an inspirational reading by the teacher. The variety and amount of this will depend on the individual teacher and the yoga tradition in which he or she has trained. Typically, a yoga class at a gym will be more focused on the purely physical benefits of yoga, while one at a yoga center may delve more into the spiritual side. Some people find that the physical practice of yoga becomes a gateway into a spiritual exploration, while others just enjoy a wonderful low-impact workout that makes them feel better physically.7

Basic yoga equipment includes comfortable, breathable clothing, and a yoga mat, which is also called a sticky mat. The mat helps define your personal space, but more importantly, it creates traction for your hands and feet so you don’t slip, especially as you get a little sweaty. The mat also provides a bit of cushioning on a hard floor. Most studios have mats for rent, usually for a dollar or two per class. The disadvantage to these mats is that lots of people use them and you can't be sure how often they are being washed.8

The Product

We will focus on selling yoga mats to corporations to be used by them as promotional gift items for employees or customers.  We are focusing specifically on mats because the mat is the most used and most recognizable consumer item that relates to yoga. If we are successful in establishing ourselves as a supplier of yoga mats to corporations as part of their promotional gift giveaways, we will consider expanding to other yoga items embossed with our clients’ logos, such as clothing and accessories.

A yoga mat embossed with a corporate name or logo is a useful gift, which promotes exercise, and, we believe, makes a statement that the corporation that is presenting it wishes to promote a health conscious lifestyle for its employees, customers and suppliers.

We will initially offer only one type of yoga mat with the following characteristics only:

Material: EVA foam, density: 65kg/m3

Mat size: 173x60x0.4cm

Mat color: request Pantone,

Mat Packing: 1pc with 2 elastic bands then shrink wrapped

7 http://yoga.about.com/od/beginningyoga/a/whatisyoga.htm

8 http://yoga.about.com/od/yogagear/a/basicyogagear.htm

Principle Markets and Marketing Strategy

Our marketing strategy will be to focus on corporations looking to give promotional gifts to their employees, clients and customers.

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

In the future, we intend to employ search engine optimization policy to promote our site ranking, and to be able to attract customers from outside the New York City area. Eventually we plan to use a variety of social media tools such as Twitter, LinkedIn and Facebook to increase coverage and minimize workloads.

We plan to locate New York City-based yoga instructors, whom we will ask to write yoga related articles for our web site. .We will offer these yoga professionals exposure to the corporations to whom we market our products. Eventually, we envision our site becoming a yoga resource, in which people can find local yoga instructors, yoga studios, and yoga accessories. We hope that this will promote traffic to our site, which may eventually allow us to sell our products to individual retail customers.

Our marketing messages will include a variety of themes that are important to our business. These message themes include:

▪	Focus on the health benefits of yoga.

▪	Report that an American Institute for Preventative Medicine study found that 62 percent of all companies offer some type of corporate wellness program.[9]

▪	Remind customers of the importance of using the right equipment while practicing yoga.

Initially, our directors and/or Officers will be responsible for the social media campaigns, web design and programming oversight, and for selling our products directly to corporations in the New York City area. Our Secretary, Ryan Goldstein has experience in web design and programming along with experience in online advertising. We anticipate these skills will be used to carry out our marketing plan.

Competition

Our competition consists mainly of other e-commerce sites as well as traditional stores where yoga mats are sold. The following are some of the larger yoga mat retailers on the internet:

www.yogasite.com

www.yogaaccessories.com

www.barefootyoga.com

www.gaiam.com

www.rei.com

www.sunshineyoga.com

Some sites that sell yoga mats with imprinted logos include:

http://www.absorbentprinting.com/health-and-beauty/health-wellness/exercise-yoga-mats/budget-yoga-mat-carrying-case

http://www.absorbentprinting.com/health-and-beauty/health-wellness/exercise-yoga-mats

http://www.inkhead.com/portable-exercise-mat/14924

9 (http://www.livestrong.com/article/118252-workplace-wellness-program-trends/).

All of the companies that operate these web sites are better known than we are, are much larger than we are and have much greater resources than we have.

Employees

We presently have no employees. All functions, including development, strategy, negotiations and clerical functions are currently being provided by our executive officers on a volunteer basis.

 We will not hire or employ any employees until we have sufficient funding for them. Initially all work will be done by our directors and officers. We might offer freelance sales people a commission incentive on any product of ours they sell.  We have not set out a commission structure, and do not plan to do so until we locate a person or company that is interested in marketing our products.

All of our products will be manufactured for us outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. For example, under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. In the beginning of 2005, China’s exports into the United States surged as a result of the eliminated quotas. In response to the perceived disruption of the market, the United States imposed new quotas, which were permitted to remain in place through the end of 2008. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

We currently rely on a combination of copyright, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from only one or a very limited number of sources. Currently, we have only one supplier, Shanghai Eversuccess Industries Ltd. who is manufacturing mats for us. There are many suppliers of yoga mats in Asia. We believe that this company has the best quality at the best price. We believe that we could locate and negotiate a new arrangement with a new supplier in 30 days if necessary.

If we experience significant increased demand, or need to replace an existing supplier, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements or fill our orders in a timely manner. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

In addition, there can be no assurance that our suppliers will provide fabrics and raw materials or manufacture products that are consistent with our standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs.

We do not have a long-term formal written agreement with Shanghai Eversuccess Industries Ltd., and typically transact business with Shanghai Eversuccess Industries Ltd., on an order-by-order basis. Because our operations are based on timing our orders so as not to hold items in inventory, there can be no assurance that Shanghai Eversuccess Industries Ltd., will have manufacturing capacity available when and if we need it, nor, in the event of a disruption, that we would be able to locate an alternative supplier of comparable skill and quality at an acceptable price, or at all. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Any delays, interruption or increased costs in the manufacture of our products arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

Operations in 2011

We raised $40,000 from the sale of shares of our common stock in our initial public offering, which closed on December 22, 2011.

We generated revenues of $77,430 in 2011 from three transactions outsourcing manufacturing.

With respect to our yoga mat business, we held initial discussions with yoga instructors and yoga studios regarding our business plan. We asked yoga instructors to write articles for inclusion in our blog, once it is launched. Several yoga instructors have expressed interest in cooperating with us.

We also met with a web design firm, and are considering starting the process in the second of 2012 quarter.

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

Risk Factors Relating to Our Company

1.  We may never be able to effectuate our business plan or achieve profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on March 24, 2010, and have very little operating history. We are subject to all of the risks inherent in the establishment of a new business enterprise. We had only $ $77,430 in 2011 of revenue from three transactions outsourcing manufacturing in 2011, and an additional $65,700 in revenues from two transactions outsourcing manufacturing in 2012. Our operations to date have been principally focused on organizational, start-up, and fund raising activities. We are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our lines of business. There can be no assurance that we will ever achieve any significant revenues or any profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2.  We expect losses in the future because we have little revenue.  Our revenues come sporadically rather than in a smooth stream.

We expect losses over the next twelve months because we do not yet have sufficient revenues to offset the expenses associated with the initial costs of marketing our products to corporations and developing our e-commerce web site. We cannot guarantee that we will ever be successful in generating revenues in the future. While they have no fixed costs, the revenues we generate from sourcing manufacturing are not likely to be a steady stream. Instead they are likely to be sporadic and irregular. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.  If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this Annual Report, as of December 31, 2011 we had $77,430 in revenues from three outsourcing transaction, and have incurred accumulated losses of approximately $23,101 for the period from March 24, 2010 (inception) to December 31, 2011. All of our revenues came as a result of irregular transactions, which we cannot guarantee will recur often enough to provide sufficient cash flow to maintain our business and operations. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from March 24, 2010 (inception) to December 31, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue operations, our stockholders may lose their entire investment in us.

4. Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our board of directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. While Messrs. Szender and Goldstein are officers of the Company, they are independent contractors who work for us on a part-time basis, and are not employees of the Company. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that our directors will devote between three and five hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required for our initial marketing and purchasing efforts. Additionally, Mr. Szender is in charge of our manufacturing sourcing business, and will devote time to it on an as-needed basis. Once our website is operational, and until such time as we are able to hire professional staff, we expect that Mr. Szender will take charge of procuring our yoga products in China, and Mr. Goldstein will take charge of managing sales. When we are fully operational, we anticipate that each of them will devote approximately 30 hours per week to our operations, with Mr. Szender devoting more hours at times to handle sourcing of manufacturing.

5.  We are heavily dependent upon our officers and directors. The loss of either Yehuda Smaya Szender or Ryan Goldstein, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Yehuda Smaya Szender, our President, Chief Executive Officer, Treasurer and Director, and of Ryan Goldstein, our Secretary and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need them, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement. In particular, our line of business outsourcing manufacturing is completely dependent upon Mr. Szender's skill, expertise and business contacts. We do not currently have employment agreements with Mr. Szender or Mr. Goldstein. While Messrs. Szender and Goldstein are officers of the Company, they are independent contractors who work for us on a part-time basis, and are not employees of the Company. We do not currently maintain key person life insurance for either Mr. Szender or Mr. Goldstein, and we do not currently anticipate being able to do so in the foreseeable future.

6.  We operate in a competitive market with limited personnel resources and a failure to attract and retain qualified employees could harm our ability to execute our business plan.

Our future success depends in part on our ability to identify, attract and retain qualified personnel. Competition for employees in our industry is intense, turnover is high, and we may not be successful in attracting and retaining such personnel. If we are unable to attract, assimilate and retain additional employees with the necessary skills, we may not be able to grow or successfully operate our business.

Because our directors will manage our operations until such time as we can afford to hire professional managers, we do not expect to have to hire any key employees until such time as we have sufficient funding to do so.

7. We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

The market for outsourcing manufacturing is quite competitive. It includes small operations like ours, and larger online operations like the one maintained at Alibaba.com. Starting an outsourcing business can be done by anyone who is in China and has access to manufacturers. It requires almost no capital. As a result, the market is highly competitive.

We believe that Mr. Szender, who is a westerner who lives in China and speaks Mandarin Chinese fluently, gives us a competitive advantage by both his language skills and his knowledge of and appreciation for Western ways. But there are many other competitors in the market who have these same advantages.

The yoga accessory market is also highly competitive.  There are several leading yoga mat brands such as yogasite.com, yogaaccessories.com, barefootyoga.com, gaiam.com, rei.com, and sunshineyoga.com. Additionally, absorbentprinting.com and inkhead.com sell yoga mats with corporate logs imprinted like we plan to sell, and halo.com sells corporate gifts with logos imprinted, although not yoga-specific gifts. Each of these companies (with the exception of halo.com with respect to yoga) is already established in the market place amongst yoga enthusiasts while our company is currently unknown. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. In addition, once we enter the yoga clothing markets we will compete directly against wholesalers and direct retailers of athletic accessories, including large, diversified accessory companies with substantial market share and established companies expanding their production and marketing of technical athletic accessories. We also face competition from wholesalers and direct retailers of traditional commodity athletic accessories, such as plain mats. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Lululemon Athletica, Inc., Nike, Inc. and Adidas AG, which includes the Adidas and Reebok brands. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than we can. Our competitors may also be able to increase sales by entering the promotional gift market, our intended target market. Many of our competitors have substantial resources to devote toward increasing sales in such ways. Currently, the large competitors mentioned in the previous paragraph do not participate in the corporate promotional gift market. If those competitors decide to begin selling yoga mats into the promotional gift market, they may be able to undersell us due to their superior resources and lower per unit costs.

In addition, because we own no patents or other exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques and styling similar to our products.

8. Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our outsourced manufacturing will be performed outside the United States. All of our yoga products will be manufactured for us outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. For example, under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. In the beginning of 2005, China’s exports into the United States surged as a result of the eliminated quotas. In response to the perceived disruption of the market, the United States imposed new quotas, which were permitted to remain in place through the end of 2008. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

9.  If we are unable to obtain funding, our business operations will be harmed.

Our outsourcing business does not require funding. However, in order to open and operate our yoga product business we will need to obtain additional funding. Additionally, to the extent that we seek to expand in the future, the inability to raise the required capital will restrict our ability to expand, and may impair our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant, or to be unable to start or expand the yoga product business. Currently, we do not have any arrangements or agreements to raise additional capital.

To date, we have raised $475 from our Directors and $40,000 in our initial public offering, and we have earned $77,430 in fees in 2011 and an additional $65,700 in fees in 2012 (in each case, before deducting expenses). We will still need an additional amount of approximately $40,000 in order to operate our yoga product business for the next year, and we will still need an additional $100,000 for expanding operations to include accessories other than yoga mats. We hope to obtain additional funding from any or all of operations, including fees from our manufacturing outsourcing business, proceeds of future equity issuances, loans from our directors (who are under no obligation to, and have not undertaken to provide loans), or if available, loans from commercial banks, but we do not know whether we will be able to obtain that funding. Such additional funding may result in your proportionate share in the Company being diluted.

Additionally, while we hope to fund our operations from cash flow after the first year, there can be no assurance that this will be possible. Moreover, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations that are sufficient to sustain us. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

Our directors may loan the company money from time to time on terms that are customary for directors and officers lending money to their companies. Our directors have not committed to do so.

 11.  Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our two directors, who are also our sole officers. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Under the Sarbanes Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations requires significant management time, places significant additional demands on our finance and accounting staff (which, as noted, currently consists of our two officers and directors), and on our financial, accounting and information systems, and increases our insurance, legal and financial compliance costs.

12. Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on a combination of copyright, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

13. Our proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in part on our ability to successfully sell yoga items into the promotional gift industry. We believe that our proprietary rights will have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

We currently own the exclusive right to use the domain name “Geltology.com” relating to our brand. We may be unable to prevent third parties from acquiring and using domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our brand, and make it more difficult for users to find our website.

 14. We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from only one or a very limited number of sources. Currently, we have only one supplier, Shanghai Eversuccess Industries Ltd. who is manufacturing mats for us.

If we experience significant increased demand, or need to replace an existing supplier, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements or fill our orders in a timely manner. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

In addition, there can be no assurance that our suppliers will provide fabrics and raw materials or manufacture products that are consistent with our standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs.

15. We do not have long-term contracts with our suppliers, and accordingly face significant disruptions in supply from our current sources.

We do not have a long-term formal written agreement with Shanghai Eversuccess Industries Ltd., and typically transact business with Shanghai Eversuccess Industries Ltd., on an order-by-order basis. Because our operations are based on timing our orders so as not to hold items in inventory, there can be no assurance that Shanghai Eversuccess Industries Ltd., will have manufacturing capacity available when and if we need it, nor, in the event of a disruption, that we would be able to locate an alternative supplier of comparable skill and quality at an acceptable price, or at all. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Any delays, interruption or increased costs in the manufacture of our products arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

16. Our outsourcing business is dependent upon 'word of mouth' and we cannot ensure that we will have outsourcing opportunities on a regular basis.

Our outsourcing business   is dependent upon ‘word of mouth’ advertising. While Mr. Szender has seven-years’ experience in the field, business may be sporadic from time to time. We cannot give assurances that the outsourcing business will consistently provide a sufficient or steady source of income.

RISKS RELATING TO OUR COMMON SHARES

17.  We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 6,750,000 shares are issued and outstanding. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18.  FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

19.  Our common shares will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

20.  There is no current active trading market for our securities and if an active trading market does not develop, purchasers of our securities may have difficulty selling their shares.

Although we do have a market maker, and our shares are currently quoted on the FINRA Over the Counter Bulletin Board, there is currently no active public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason an active public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

21.  The price of our shares in our initial public offering was arbitrarily determined by us and may not reflect the actual market price for the securities.

The offering price of our common stock was determined by us arbitrarily and because our shares are not yet actively traded, the current market price may not reflect the fair market value of our common shares. The market price of our shares may decline below the offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

22.  The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

23.  Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

 24.  Because some of our officers and directors are located in non-U.S. jurisdictions, you may have limited effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against those officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

25.  Because our shares are quoted on the over-the-counter bulletin board, we are required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

Because our shares are quoted on the over-the-counter bulletin board, we are required to remain current in our filings with the SEC in order for shares of our Common Stock to remain eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our Common Stock may find it difficult to sell their shares.

26.  Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

There is no active public market for our Common Stock, and there can be no assurance that any active public market will develop in the foreseeable future. Transfer of our Common Stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our Common Stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our Common Stock. Thirty-three states have what is commonly referred to as a “manual exemption” for secondary trading of securities. In these states, so long as the issuer obtains and maintains a listing in Mergent, Inc.’s or Standard and Poor’s Corporate Manual, secondary trading of common stock can occur without any filing, review or approval by state regulatory authorities in these states. These states are: Alaska, Arizona. Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia, and Wyoming. Ten states provide for an exemption for non-issuer transactions in outstanding securities effected through a registered broker-dealer when the securities are subject to registration under Section 12 of the Securities Exchange Act of 1934 for at least 90 days (180 days in Alabama). These states are: Alabama, Colorado, District of Columbia, Illinois, Kansas, Missouri, New Jersey, New Mexico, Oklahoma, and Rhode Island. However, in other states, investors may not be able to purchase and sell our securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

27.  Delaware law and our charter may inhibit a takeover

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Common Stock. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

28.  Voting control of our common stock is possessed by Yehuda Smaya Szender and Ryan Goldstein. This concentration of ownership could discourage or prevent a potential takeover of Geltology Inc. that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is possessed by Yehuda Smaya Szender, our President, Chief Executive Officer, Treasurer and Director, who was issued 3,750,000 shares of our common stock for $375, and by Ryan Goldstein our Secretary and Director, who was issued 1,000,000 shares of our common stock for $100. Holders of our common stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Yehuda Smaya Szender and Ryan Goldstein have the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock.

29.  Our bylaws provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our bylaws and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

30. If an active trading market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the currently outstanding shares of our Common Stock, except for the 2,000,000 shares sold in our initial public offering, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an ‘‘automated quotation system’’ and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. None of our currently outstanding shares of Common Stock have been held for one year or more, and none of those shares is held by a non-affiliate. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2. Description of Property.

The Company uses office space owned by our Secretary in New York City as our office space at no charge on a month to month basis. We have not paid any rent since incorporation. When and if our operations expand sufficiently to justify the expense of having our own space, we will look for an appropriate facility.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to ours. Our property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2011.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

There is currently no active market for our shares. We cannot give you any assurance that the shares will ever have an active market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB GELT, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of February 6, 2012, we had outstanding 6,750,000 shares of common stock, which were held by 42 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

The shares that were issued to each of Mr. Szender and Mr. Goldstein, were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4.2 of the Securities Act.

Purchases of Our Equity Securities By Us or Our Affiliates

Other than the purchases of our equity securities by Mr. Yehuda Smaya Szender and by Mr. Ryan Goldstein, respectively, described above, there have been no purchases of our securities by us or by our affiliates.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the years ended December 31, 2011 and December 31, 2010

We have not generated any revenues since inception, including for the year ended December 31, 2011, except for $77,430 in fees for outsourcing transactions. Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $100,433 for the year ended December 31, 2011, compared to $98 for the year ended December 31, 2010. The increase in general and administrative expenses was due to an increase in our activity level, and expenses relating to our initial public offering. General and administrative expenses primarily consist of consulting fees, professional fees and filing fee expenses.

Our net loss for the year ended December 31, 2011, was $23,003 or $0.00 per share, compared to $98 or $0.00 per share for the year ended December 31, 2010. The weighted average number of shares outstanding was 4,821,233 at December 31, 2011, compared to 2,663,014 at December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011

As of December 31, 2011, our current assets were $23,706 and our current liabilities were $28,155, resulting in negative working capital of $4,449.

As of December 31, 2011, our total liabilities were $28,155, compared to total liabilities of $0 as of December 31, 2010,

Stockholders’ equity decreased from $377 at December 31, 2010, to a deficit of $4,449 at December 31, 2011. This was the result of the net loss for the year ended December 31, 2011.

For the year ended December 31, 2011, net cash provided by operating activities was $5,152, compared to net cash used in operating activities of $98 for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 was mainly the result of a net loss adjusted for changes in liabilities.

For the year ended December 31, 2011, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the year ended December 31, 2010.

Net cash flows from financing activities for the year ended December 31, 2011 was $18,177, compared to net cash flows from financing activities of $475 for the year ended December 31, 2010.

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

We have started a grass-roots marketing campaign by contacting the heads of the purchasing and marketing departments and the heads of human resources at New York corporations. We intend to print a one-page, four-color flyer, which we intend to mail to the appropriate persons at those corporations asking them to meet with our directors to hear our sales pitch. We intend to order 100 units of yoga mats, printed with the Geltology name and phone number, together with the slogan “order yoga mats with your corporate logo as a promotional give away item.” We intend to hand out these free yoga mats to the department heads during our sales meetings with them. We plan to convince these corporate clients to give their employees products that are health-related, which will be embossed with their own corporate logos. We plan to create an e-commerce website that will allow our customers to upload their logo in commonly used formats, to pick the color of their yoga mats, to pay for their orders via credit card, and to track their shipments.

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

The messages themselves include a variety of themes that are important to our site and our business. These message themes include:

▪	Focus on the health benefits of yoga.

▪	The importance of using the right equipment while practicing yoga.

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

In the next 12 months of operations, we plan on targeting corporations in the New York City area and offering our yoga mat as a promotional gift item. Until our e-commerce web site is completed, which we anticipate will happen by the end of the first quarter of 2012, we anticipate accepting orders by email. The next 12 months will be primarily devoted to creating a corporate customer base in the New York City area, and to developing the infrastructure to eventually grow the business throughout the continental United States. We anticipate being ready to begin processing our first orders by the end of the second quarter of 2012 from business generated by handing out or mailing our flyers to corporations in the New York City area. In the second year of operations, we plan to promote our web site outside the New York City area, thereby attracting customers in areas where we are not physically present.

During 2011 and 2012, we will strive to reach the following milestones:

▪	October-November 2011 - we raised $40,000 in our initial public offering
▪	February 2012 - locate web designer, mail flyers and start sales cycle with corporate decision makers in the New York metropolitan area. Continue source manufacturing in asia for third party clients.
▪	Second Quarter 2012 - design corporate flyer and order initial promotional order of 100 yoga mats begin sales, identify e-commerce software, web site programmer, and design and launch web site., identify and sign up local New York City yoga instructors to write articles for our web-site and to act as advisors to our company who will assist with future product ideas.
▪	3rd Quarter 2012 – locate suppliers of additional products for inclusion in our future promotional gift product line. Promote our web site on various social media tools. Reach out to additional yoga instructors throughout the country.
▪	4th quarter 2012 – start sales throughout the country via our web site.

We have not yet sold any yoga mats and our web site is not yet operational.

Our sales price to our customers will be based on order quantity with the minimum order quantity of 10 pieces.

Yoga Mat Pricelist
Cost/Mat	Sales Price/Mat
Drop Ship From China	10-100 Pieces	101-500	501- 1000	1000- 4000	4000+
$2.48 + shipping	$7.00+ shipping	$6.75+ shipping	$6.50+ shipping	$6.00+ shipping	$5.25+ shipping

Each yoga mat costs us $2.48 FOB China. We will contract with a shipping company in order to deliver the mats to the customers’ doors in the United States. We anticipate shipping costs will be less than $1 per mat, and have held discussions with two freight forwarding companies. We have not yet contracted with a shipping company.

Assuming that the pricing above is correct, our profit margin per piece is as follows:

•	10-100 pieces - $4.52 profit per unit
•	101-500 pieces - $4.27 profit per unit
•	501-1000 pieces - $4.02 profit per unit
•	1000-4000 pieces - $3.52 profit per unit
•	4000 or more pieces - $2.77 profit per unit

•	As our second year commences we plan to offer further yoga products to corporations as part of their promotional giveaways. We may also offer to hold corporate yoga retreats in certain areas of the country. Our secretary Ryan Goldstein will coordinate these retreats and we will market this to our existing client base.

Additional Capital Formation Activities

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

We still do not have sufficient resources to effectuate our business plan. As of February 6, 2012, we had approximately $51,247 in cash. As noted above, we expect to incur a minimum of $40,000 in expenses during the next twelve months of operations.

Between September and December 2011, we raised $40,000 in our initial public offering.

Additionally, $15,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers, or issue debt or equity securities, or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements

GELTOLOGY INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Geltology Inc.:

We have audited the accompanying balance sheets of Geltology Inc. (a Delaware corporation) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (March 24, 2010) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geltology Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and from inception (March 24, 2010) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 7, 2012

F-2

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,706	$377

Total current assets	23,706	377

Total Assets	$23,706	$377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$28,155	$-

Total Current Liabilities	28,155	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,750,000 and 4,750,000 shares issued and outstanding, respectively	675	475
Additional paid-in capital	17,977
Retained earnings (Deficit)	(23,101)	(98)

Total stockholders' equity (deficit)	(4,449)	377

Total Liabilities and Stockholders' Equity	$23,706	$377

The accompanying notes to financial statements are

an integral part of these statements.

F-3

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December, 31	December, 31	From
	2011	2010	Inception

Revenues	$77,430	$-	$77,430

Expenses:
General and administrative-
Professional fees	17,043	-	17,043
Consulting fees	72,910	-	72,910
Filing fees	4,870		4,870
Travel fees	3,216		3,216
Other	2,394	98	2,492

Total general and administrative expenses	100,433	98	100,531

Income (Loss) from Operations	(23,003)	(98)	(23,101)

Provision for income taxes		-

Net Income (Loss)	$(23,003)	$(98)	$(23,101)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,821,233	2,663,014

The accompanying notes to financial statements are

an integral part of these statements.

F-4

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MARCH 24, 2010)

THROUGH DECEMBER 31, 2011

			Additional	Retained
	Common stock		Paid-in	Earnings
Description	Shares	Amount	Capital	(Deficit)	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,750,000	475		-	475

Net loss for the period	-	-	-	(98)	(98)

Balance -December 31, 2010	4,750,000	475	-	(98)	377

Common stock issued for cash ($0.02/share)	2,000,000	200	17,978	-	18,178

Net loss for the period	-	-	-	(23,003)	(23,003)

Balance - December 31, 2011	6,750,000	675	17,978	(23,101)	(4,449)

The accompanying notes to financial statements are

an integral part of these statements.

F-5

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Cumulative
	December, 31	December, 31	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(23,003)	$(98)	$(23,101)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	28,155		28,155

Net Cash Provided by (Used in) Operating Activities	5,152	(98)	5,054

Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	18,177	475 #	18,652

Net Cash Provided by Financing Activities	18,177	475	18,652

Net (Decrease) Increase in Cash	23,329	377	23,706

Cash - Beginning of Period	377	-	-

Cash - End of Period	$23,706	$377	$23,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

F-6

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011 and 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

F-7

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The Company provides consulting services to match factories in China with western companies looking to manufacture goods in China. The business plan of the Company is to expand and become a leading provider of promotion gift items and ideas with the health and wellness concept related to yoga.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

On September 19, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 5,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of December 19, 2011, the Company had received $40,000 in proceeds from the PPO. The Company offset the proceeds by $21,823 of legal and audit offering costs related to this capital formation activity.

4.  Income Taxes

The provision for income taxes for the periods ended December 31, 2011 and 2010 (assuming a 15% effective tax rate) were as follows:

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,450	$15
Change in valuation allowance	(3,450)	(15)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$3,465	$15
Less - Valuation allowance	(3,465)	(15)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $23,101 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

.1  5. Related Party Loans and Transactions

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

During the year ended December 31, 2011 consulting and management fees of $3,000 were paid to officers of the Company. As of December 31, 2011 accounts payable include consulting fees of $22,500 payable to an officer of the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

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

7. Subsequent events

The Company generated sales of approximately $65,000 in January 2012.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company because there are only two people dealing with financial and accounting matters.  In order to compensate for the lack of segregation of duties, our Chief Executive Officer and Chief Financial Officer and an outside accountant review the books and records including invoices, checks, contracts, general ledger, journal entries, financial statements and disclosures to ensure that all material transactions are recorded and disclosed properly and material misstatements are avoided.   Notwithstanding the above regarding the lack of segregation of duties, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2011	December 31, 2010
Audit Fees	$13,000	$0
Audit Related Fees	0	0
Tax Fees	250	250
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELTOLOGY INC.

Date: February 13, 2012	By:	/s/ Yehuda Smaya Szender
Name: Yehuda Smaya Szender
Title: President, Chief Executive Officer,
Treasurer and Director
(Principal Executive Officer and Principal
Financial Officer)
	By:	/s/ Ryan Goldstein
Name: Ryan Goldstein
Title: Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Yehuda Smaya Szender Yehuda Smaya Szender	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and	February 13, 2012
Accounting Officer)
/s/ Ryan Goldstein	Secretary and Director	February 13, 2012
Ryan Goldstein