Form 10-K/A
period 2011-12-31
GELTOLOGY INC
filed 2012-02-15
CIK 1519894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

This Amendment is being filed solely for the purposes of including XBRL.

INDEX TO EXHIBITS

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema

101.CAL - XBRL Taxonomy Extension Calculation Linkbase

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

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