Form 10-Q
period 2012-03-31
GELTOLOGY INC
filed 2012-05-14
CIK 1519894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☒ No ☐

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

As of May 7, 2012, 6,750,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

1

GELTOLOGY INC.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2011

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,203	$23,706

Total current assets	1,203	23,706

Total Assets	$1,203	$23,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$25,901	$28,155

Total Current Liabilities	25,901	28,155

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,750,000 shares issued and outstanding	675	675
Additional paid-in capital	17,978	17,977
Retained earnings (Deficit)	(43,351)	(23,101)

Total stockholders' equity (deficit)	(24,698)	(4,449)

Total Liabilities and Stockholders' Equity	$1,203	$23,706

The accompanying notes to financial statements are

an integral part of these statements.

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH MARCH 31, 2012

(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March, 31	March, 31	From
	2012	2011	Inception

Revenues	$65,700	$45,430	$143,130

Expenses:
General and administrative-
Professional fees	15,055	3,089	32,098
Consulting fees	68,738	25,510	141,648
Filing fees	1,276	-	6,146
Travel fees	-	-	3,216
Franchise tax expense	400	-	982
Other	481	1,272	2,391

Total general and administrative expenses	85,950	29,871	186,481

Income (Loss) from Operations	(20,250)	15,559	(43,351)

Provision for income taxes	-	(2,319)	-

Net Income (Loss)	$(20,250)	$13,240	$(43,351)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,750,000	4,750,000

The accompanying notes to financial statements are

an integral part of these statements.

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MARCH 24, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

			Additional	Retained
	Common stock		Paid-in	Earnings
Description	Shares	Amount	Capital	(Deficit)	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,750,000	475		-	475

Net loss for the period	-	-	-	(98)	(98)

Balance -December 31, 2010	4,750,000	475	-	(98)	377

Common stock issued for cash ($0.02/share)	2,000,000	200	17,978	-	18,178

Net loss for the period	-	-	-	(23,003)	(23,003)

Balance - December 31, 2011	6,750,000	675	17,978	(23,101)	(4,449)

Net loss for the period	-	-	-	(20,250)	(20,250)

Balance - March 31, 2012	6,750,000	675	17,978	(43,351)	(24,698)

The accompanying notes to financial statements are

an integral part of these statements.

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH MARCH 31, 2012

(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March, 31	March, 31	From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(20,250)	$13,240	$(43,351)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Deffered offering costs	-	(9,500)	-
Advance payments to suppliers	-	(3,216)	-
Accounts payable and accrued liabilities	(2,254)	27,089	25,901
Provision for corporate income tax	-	2,319	-

Net Cash Provided by (Used in) Operating Activities	(22,504)	29,932	(17,450)

Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	-	-	18,653

Net Cash Provided by Financing Activities	-	-	18,653

Net (Decrease) Increase in Cash	(22,504)	29,932	1,203

Cash - Beginning of Period	23,706	377	-

Cash - End of Period	$1,203	$30,309	$1,203

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2012 and 2011, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision for income taxes for the periods ended March 31, 2012 and 2011 (assuming a 15% effective tax rate) were as follows:

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$15,559

Total current tax provision	$-	$2,319

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,037	$-
Change in valuation allowance	(3,037)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$6,503	$3,465
Less - Valuation allowance	(6,503)	(3,465)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $43,351 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

During the year ended December 31, 2011 consulting and management fees of $3,000 were paid to officers of the Company. As of March 31, 2012 accounts payable include consulting fees of $22,500 payable to an officer of the Company.

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended June 30, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on September 23, 2011, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2011, and the notes thereto included in our Annual Report on Form 10-K for the year 2011.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Plan of Operation

Results of Operations

For the period ended March 31, 2012, we had revenues of $65,700, as compared with $45,430 for the period ended March 31, 2011. Expenses increased from $29,871 in the period ended March 31, 2011 to $85,950 in the period ended March 31, 2012. This increase was a result consulting fees relating to our outsourcing business

For the period ended March 31, 2012, we incurred a net loss of $20,250, as compared to a net profit of $13,240 in the period ended March 31, 2011. The increase in losses resulted from increases in consulting and professional fees. Our cumulative net loss during the period from March 24, 2010 (inception) through March 31, 2012 was $43,351.

Liquidity and Capital Resources

We estimate that we will require approximately $40,000 for the next 12 months of operations of our yoga mat business, including the costs of establishing our website. To the extent that we have clients in the outsourcing business, we will also incur the expenses of servicing those clients. We do not have sufficient resources to effectuate our current business plan. As of March 31, 2012, we had $1,203 available in cash.

The expenses we expect to incur for the yoga mat business during the next 12 months of operations, including the following expenses:

Legal and Accounting	$25,000
Travel in China	$4,000
Web Site Design	$0
Web Site Development	$0
E-Commerce software	$0
Initial 100 yoga mats	$330
Graphic Design	$1,500
Printing of Flyer	$2,000
Advertising/distributing flyers	$2,300
Computer /Fax/	$1,000
Travel in NYC -	$3,800

Total Estimated Expenses	$39,930

Additionally, $5,000 will be needed for general working capital.

PLAN OF OPERATION

OUR OUTSOURCING BUSINESS

Our outsourcing business is mostly a word-of-mouth business. Based upon Mr. Szender’s seven years of experience operating the business of matching Chinese manufacturers with customers in the United States and the European Union on his own, approximately 50% of the customer come from the United States and 50% come from the European Union.

Because the business operates on a word-of-mouth basis, we do not advertise this business and we do not anticipate advertising this business in the future.

We completed three outsourcing transactions during the first quarter of 2012.

OUR YOGA BUSINESS

Our initial marketing strategy will focus on corporations in the New York City area that are looking to give promotional gifts to their employees, clients and customers. We plan to schedule meetings with purchasing agents, human resources professionals, corporate marketing officials and company fitness instructors (if there are such personnel) in order for us to present our product. Our main focus in these meetings will be to encourage companies to use our products when they need to set up company special events where items are given away as promotional gifts, such as:

☐	Company sales kickoffs
☐	Promotional award ceremonies
☐	Holiday party gifts
☐	Company fitness reward programs

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

In the future, we intend to employ search engine optimization policy to promote our site ranking, and to be able to attract customers from outside the New York City area. Eventually we plan to use a variety of social media tools such as Twitter, LinkedIn and Facebook. To increase coverage and minimize workloads, we plan to use timed messages. These are messages that can be scheduled in advance to appear at predetermined times that are intended to give them maximum visibility in various time zones.

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

The messages themselves include a variety of themes that are important to our site and our business. These message themes include:

☐	Focus on the health benefits of yoga.

☐	The importance of using the right equipment while practicing yoga.

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

In the next 12 months of operations, we plan on targeting corporations in the New York City area and offering our yoga mat as a promotional gift item. Until our e-commerce web site is completed, which we anticipate will happen by the end of 2012, we anticipate accepting orders by email. Thus far, we have not accepted any orders. The next 12 months will be primarily devoted to creating a corporate customer base in the New York City area, and to developing the infrastructure to eventually grow the business throughout the continental United States. We anticipate being ready to begin processing our first orders by the end of 2012 from business generated by handing out or mailing our flyers to corporations in the New York City area. In the second year of operations, we plan to promote our web site outside the New York City area, thereby attracting customers in areas where we are not physically present.

To date, we have not had sufficient financing to reach the milestones that we anticipated reaching in 2012.

Our sales price to our customers will be based on order quantity with the minimum order quantity of 10 pieces.

Yoga Mat Pricelist
Cost/Mat	Sales Price/Mat
Drop Ship From China	10-100 Pieces	101-500	501-1000	1000-4000	4000+
$2.48 + shipping	$7.00+ shipping	$6.75+ shipping	$6.50+ shipping	$6.00+ shipping	$5.25+ shipping

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

We still do not have sufficient resources to effectuate our business plan. As of March 31, 2012, we had approximately $1,203 in cash. As noted above, we expect to incur a minimum of $40,000 in expenses related to our yoga mat business during the next twelve months of operations.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2012.

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

GELTOLOGY INC.

Date: May 14, 2012	By:	/s/ Yehuda Smaya Szender

Name: Yehuda Smaya Szender Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 14, 2012	By:	/s/ Ryan Goldstein

Name: Ryan Goldstein Title: Secretary and Director

