Form 10-K/A
period 2011-12-31
GELTOLOGY INC
filed 2012-06-27
CIK 1519894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment Number 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-174874

GELTOLOGY INC.

(Formerly known as Felafel Corp.)

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

EXPLANATORY NOTE

We are filing this Amendment Number 2 to our Form 10-K for the fiscal year ended December 31, 2011 for purposes of (a) correcting Note 3 in the Company’s Financial Statements and (b) including certain information in Part III of the Form 10-K (Items 10-13), as permitted under General Instruction G(3) to Form 10-K.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on February 14, 2012.

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

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 7, 2012, except Note 3, as to which the date is June 25, 2012

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

The accompanying notes to financial statements are

an integral part of these statements.

GELTOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Cumulative
	December, 31	December, 31	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(23,003)	$(98)	$(23,101)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	28,155		28,155

Net Cash Provided by (Used in) Operating Activities	5,152	(98)	5,054

Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	18,177	475	18,652

Net Cash Provided by Financing Activities	18,177	475	18,652

Net (Decrease) Increase in Cash	23,329	377	23,706

Cash - Beginning of Period	377	-	-

Cash - End of Period	$23,706	$377	$23,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

On September 19, 2009, the Company began a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to raise up to $100,000 through the issuance of 5,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of December 19, 2011, the Company had received $40,000 in proceeds. The Company offset the proceeds by $21,823 of legal and audit offering costs related to this capital formation activity.

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

7. Subsequent events

The Company generated sales of approximately $65,000 in January 2012.

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Mr. Yehuda Smaya Szender	24	President, CEO, Treasurer and Director
Mr. Ryan Goldstein	32	Secretary and Director

Mr. Szender has lived and worked in Shenzen, China since 2003 and is self-employed. Mr. Szender’s main responsibilities have included sourcing factories and products for US-based wholesalers and retailers. Since 2005, he has been the liaison between factories manufacturing gift items, such as low-end jewelry and gift boxes with US buyers. Since 2009, he has manufactured back to school items, in China, for the international retailer Carrefour. From 2004-09, Mr. Szender was also involved in the sourcing of electronic equipment for the international wholesale market for such companies as DXG Electronics and Skyworks.

Mr. Goldstein is currently completing his 200-hour yoga Instructor certification in New York City, and is hoping to attain his 500-hour training starting in the fall of 2012. Mr. Goldstein is an avid yoga practitioner who has been practicing yoga since 2007. From 2006 to present, he has been an independent real estate broker in Manhattan. In 2004-05, he was a licensed real estate broker at the Halstead Property Group, in New York City. From 2003-04, he was the principal and owner of Vertical Dwellings a New York City-based, licensed real estate agency. In 2001-02, he was a licensed real estate broker at the Metropolitan Property Group in New York City.

From 2006 to 2008, Mr. Goldstein was President and Director of Lightview, Inc., a Nevada corporation.

Board Composition

The Company’s board of directors is composed of two directors. Each director serves for annual terms and until his or her successor is elected and qualified. We have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our board of directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administration functions. We do not currently have any committees.

Board Leadership Structure and Risk Oversight

Our board’s leadership structure does not separate the positions of Chief Executive Officer and Chairman of the board of directors. The board does not currently have any independent directors.

The board of directors exercises its role in the oversight of risk as a whole. Due to the size of our company and its board of directors, we do not currently have an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

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

We have no employment agreements with any of our directors or executive officers.

During the period ended December 31, 2011 (from inception), no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2011. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2011 for services rendered to our Company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Yehuda Smaya Szender(1)	2011	0	0	0	0	0	0	0	0
Ryan Goldstein(2)	2011	0	0	0	0	0	0	0	0

(1)	Yehuda Smaya Szender has been our President, Chief Executive Officer, Treasurer and Director since July 1, 2010.

(2)	Ryan Goldstein has been our Secretary and director since March 25, 2010.

Outstanding Equity Awards

As of December 31, 2011 and December 31, 2010, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

No compensation was paid to our directors during the years ended December 31, 2010 and December 31, 2011.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2011 to our directors.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Yehuda Smaya Szender	0	0	0	0	0	0	0
Ryan Goldstein	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 6, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,750,000 shares of our common stock issued and outstanding as of February 6, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Geltology Inc., 54 West 16th Street, Suite 10b, New York, New York 10011.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Yehuda Smaya Szender(1)	Common	3,750,000	55.5%
Ryan Goldstein(2)	Common	1,000,000	14.8%
Directors and Officers as a Group (2 persons)	Common	4,750,000	70.4%

(1)	Our President, Chief Executive Officer, Treasurer and Director

(2)	Our Secretary and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

The shares that were issued to each of Mr. Szender and Mr. Goldstein were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4.2 of the Securities Act.

During the year ended December 31, 2011 consulting and management fees of $3,000 were paid to officers of the Company. As of December 31, 2011 accounts payable include consulting fees of $22,500 payable to an officer of the Company.

The Company's secretary and director provides rent-free office space to the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2012	/s/ Yehuda Smaya Szender
Name: Yehuda Smaya Szender
Title: President, Chief Executive Officer, Treasurerer and OfficerOfficer,Treuaryand
Treasurer and Director
(Principal Executive Officer and Principal
Financial Officer)
/s/ Ryan Goldstein
Name: Ryan Goldstein
Title: Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Yehuda Smaya Szender Yehuda Smaya Szender	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	June 26, 2012

/s/ Ryan Goldstein		June 26, 2012
Secretary and Director

Ryan Goldstein

