Form 10-K/A
period 2011-12-31
GELTOLOGY INC
filed 2012-07-05
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment Number 3

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

EXPLANATORY NOTE

We are filing this Amendment Number 3 to our Form 10-K for the fiscal year ended December 31, 2011 for purposes of (a) correcting Note 3 in the Company’s Financial Statements and (b) correcting a typographical error to the cover page of Amendment Number 2 to our Form 10-K for the year ended December 31, 2011.

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

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 7, 2012, except Note 3, as to which the date is June 25, 2012

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS
	As of December 31, 2011	As of December 31, 2010
Current Assets:
Cash and cash equivalents	$23,706	$377

Total current assets	23,706	377

Total Assets	$23,706	$377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$28,155	$—

Total Current Liabilities	28,155	—

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,750,000 and 4,750,000 shares issued and outstanding, respectively	675	475
Additional paid-in capital	17,977
Retained earnings (Deficit)	(23,101)	(98)

Total stockholders' equity (deficit)	(4,449)	377

Total Liabilities and Stockholders' Equity	$23,706	$377

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December, 31	December, 31	From
	2011	2010	Inception

Revenues	$77,430	$—	$77,430

Expenses:
General and administrative-
Professional fees	17,043	—	17,043
Consulting fees	72,910	—	72,910
Filing fees	4,870		4,870
Travel fees	3,216		3,216
Other	2,394	98	2,492

Total general and administrative expenses	100,433	98	100,531

Income (Loss) from Operations	(23,003)	(98)	(23,101)

Provision for income taxes		—

Net Income (Loss)	$(23,003)	$(98)	$(23,101)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,821,233	2,663,014

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 24, 2010)
THROUGH DECEMBER 31, 2011

			Additional	Retained
	Common stock		Paid-in	Earnings
Description	Shares	Amount	Capital	(Deficit)	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for cash ($0.0001/share)	4,750,000	475		—	475

Net loss for the period	—	—	—	(98)	(98)

Balance -December 31, 2010	4,750,000	475	—	(98)	377

Common stock issued for cash ($0.02/share)	2,000,000	200	17,978	—	18,178

Net loss for the period	—	—	—	(23,003)	(23,003)

Balance - December 31, 2011	6,750,000	675	17,978	(23,101)	(4,449)

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Cumulative
	December, 31	December, 31	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(23,003)	$(98)	$(23,101)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	28,155		28,155

Net Cash Provided by (Used in) Operating Activities	5,152	(98)	5,054

Investing Activities:	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Proceeds from common stock	18,177	475	18,652

Net Cash Provided by Financing Activities	18,177	475	18,652

Net (Decrease) Increase in Cash	23,329	377	23,706

Cash - Beginning of Period	377	—	—

Cash - End of Period	$23,706	$377	$23,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

On September 19, 2011, the Company began a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to raise up to $100,000 through the issuance of 5,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of December 19, 2011, the Company had received $40,000 in proceeds. The Company offset the proceeds by $21,823 of legal and audit offering costs related to this capital formation activity.

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

Date: July 5, 2012	/s/ Yehuda Smaya Szender
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

Signature	Title	Date

/s/ Yehuda Smaya Szender Yehuda Smaya Szender	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	July 5, 2012
/s/ Ryan Goldstein		July 5, 2012
Secretary and Director

Ryan Goldstein