Form 10-Q/A
period 2012-03-31
GELTOLOGY INC
filed 2012-07-05
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment Number 1

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

EXPLANATORY NOTE

We are filing this Amendment Number 1 to our Form 10-Q for the period ended March 31, 2012 for purposes of correcting Note 3 in the Company’s Financial Statements.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on May 14, 2012.

Item 1 Financial Statements
GELTOLOGY INC.

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2012

 GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,203	$23,706

Total current assets	1,203	23,706

Total Assets	$1,203	$23,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$25,901	$28,155

Total Current Liabilities	25,901	28,155

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,750,000 shares issued and outstanding	675	675
Additional paid-in capital	17,978	17,977
Retained earnings (Deficit)	(43,351)	(23,101)

Total stockholders' equity (deficit)	(24,698)	(4,449)

Total Liabilities and Stockholders' Equity	$1,203	$23,706

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

2.Development Stage Activities and Going Concern

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

GELTOLOGY INC.

Date: July 5, 2012	By:	/s/ Yehuda Smaya Szender
Name: Yehuda Smaya Szender Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: July 5, 2012		By: /s/ Ryan Goldstein
Name: Ryan Goldstein Title: Secretary and Director