Form 10-Q
period 2012-06-30
GELTOLOGY INC
filed 2012-07-05
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 3, 2012, 6,750,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

GELTOLOGY INC.

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

 GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of June 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$191	$23,706

Total current assets	191	23,706

Total Assets	$191	$23,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$28,222	$28,155

Total Current Liabilities	28,222	28,155

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,750,000 shares issued and outstanding	675	675
Additional paid-in capital	17,978	17,977
Retained earnings (Deficit)	(46,683)	(23,101)

Total stockholders' equity (deficit)	(28,031)	(4,449)

Total Liabilities and Stockholders' Equity	$191	$23,706

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH JUNE 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June, 30	June, 30	June, 30	June, 30	From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$65,700	$45,430	$143,130

Expenses:
General and administrative-
Professional fees	3,000	449	18,055	3,538	35,098
Consulting fees	-	14,200	68,738	39,710	141,648
Filing fees	321	1,487	1,597	1,487	6,467
Travel fees	-	-	-	-	3,216
Franchise tax expense	-	-	400	-	982
Other	11	106	493	1,378	2,402

Total general and administrative expenses	3,332	16,243	89,282	46,113	189,813

Income (Loss) from Operations	(3,332)	(16,243)	(23,582)	(683)	(46,683)

Provision for income taxes	-	2,319	-	-	-

Net Income (Loss)	$(3,332)	$(13,923)	$(23,582)	$(683)	$(46,683)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,750,000	4,750,000	6,750,000	4,750,000

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 24, 2010)
THROUGH JUNE 30, 2012
(Unaudited)

	Common stock		Additional Paid-in	Retained Earnings
Description	Shares	Amount	Capital	(Deficit)	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,750,000	475	-	475

Net loss for the period	-	-	-	(98)	(98)

Balance -December 31, 2010	4,750,000	475	-	(98)	377

Common stock issued for cash ($0.02/share)	2,000,000	200	17,978	-	18,178

Net loss for the period	-	-	-	(23,003)	(23,003)

Balance - December 31, 2011	6,750,000	675	17,978	(23,101)	(4,449)

Net loss for the period	-	-	-	(23,582)	(23,582)

Balance - June 30, 2012	6,750,000	$675	$17,978	$(46,683)	$(28,031)

The accompanying notes to financial statements are
an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (MARCH 24, 2010) THROUGH JUNE 30, 2012
(Unaudited)

	Six Months	Six Months
	Ended	Ended	Cumulative
	June, 30	June, 30	From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(23,582)	$(683)	$(46,683)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(16,500)	-
Prepaid expenses	-	(3,216)	-
Accounts payable and accrued liabilities	67	30,487	28,222

Net Cash Provided by (Used in) Operating Activities	(23,515)	10,088	(18,461)

Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	-	-	18,653

Net Cash Provided by Financing Activities	-	-	18,653

Net (Decrease) Increase in Cash	(23,515)	10,088	191

Cash - Beginning of Period	23,706	377	-

Cash - End of Period	$191	$10,465	$191

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes to financial statements are an integral part of these statements.

GELTOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Geltology Inc. (the “Company”) was incorporated under the laws of the State of Delaware on March 24, 2010. The Company provides consulting services to match factories in China with western companies looking to manufacture goods in China. The business plan of the Company is to expand and become a leading provider of promotion gift items and ideas with the health and wellness concept related to yoga. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2012 and December 31, 2011, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provision for income taxes for the periods ended June 30, 2012 and 2011 (assuming a 15% effective tax rate) were as follows:

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$3,537	$102
Change in valuation allowance	(3,537)	(102)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011, as follows:

	2012	2011
Loss carryforwards	$7,002	$3,465
Less - Valuation allowance	(7,002)	(3,465)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $46,683 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

During the year ended December 31, 2011 consulting and management fees of $3,000 were paid to officers of the Company. As of June 30, 2012 accounts payable include consulting fees of $22,500 payable to an officer of the Company.

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended June 30, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on September 23, 2011, with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2011, and the notes thereto included in our Annual Report on Form 10-K for the year 2011, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended March 31, 2012, and the notes thereto included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

Plan of Operation

Results of Operations

For the period ended June 30, 2012, we had revenues of $65,700, as compared with $45,430 for the period ended June 30, 2011.  Expenses increased from $46,113 in the period ended June 30, 2011 to $89,282 in the period ended June 30, 2012. This increase was a result of consulting fees relating to our outsourcing business

For the period ended June 30, 2012, we incurred a net loss of $23,582, as compared to a net loss of $683 in the period ended June 30, 2011.  The increase in losses resulted from increases in consulting and professional fees. Our cumulative net loss during the period from March 24, 2010 (inception) through June 30, 2012 was $46,683.

Liquidity and Capital Resources

Under our original business plan, we estimated that we would require approximately $40,000 for the next 12 months of operations of our yoga mat business, including the costs of establishing our website, plus whatever consulting fees we incur as a result of our outsourcing business. As of June 30, 2012, we had $191 available in cash. We do not have sufficient resources to effectuate our current business plan, and as a result, the Company is investigating additional business opportunities. Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may need to cease operations and pursue a potential reverse merger candidate.

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

OUR YOGA BUSINESS

Our initial marketing strategy was to focus on corporations in the New York City area that are looking to give promotional gifts to their employees, clients and customers. We planned to schedule meetings with purchasing agents, human resources professionals, corporate marketing officials and company fitness instructors (if there are such personnel) in order for us to present our product. Our main focus in these meetings would be to encourage companies to use our products when they need to set up company special events where items are given away as promotional gifts

We planned to create an e-commerce website that will allow our customers to upload their logo in commonly used formats, to pick the color of their yoga mats, to pay for their orders via credit card, and to track their shipments.

We intended to employ search engine optimization policy to promote our site ranking, and to be able to attract customers from outside the New York City area. Eventually we planned to use a variety of social media tools such as Twitter, LinkedIn and Facebook. To increase coverage and minimize workloads, we plan to use timed messages. These are messages that can be scheduled in advance to appear at predetermined times that are intended give them maximum visibility in various time zones.

We planned to locate New York City-based yoga instructors, whom we would ask to write yoga related articles for our web site. We would offer these yoga professionals exposure to the corporations to whom we market our products. Eventually, we envisioned our site becoming a yoga resource, in which people can find local yoga instructors, yoga studios, and yoga accessories. We hoped that this would promote traffic to our site, which might eventually allow us to sell our products to individual retail customers.

Until our e-commerce web site was completed, which we anticipated would happen by the end of 2012, we anticipated accepting orders by email. Thus far, we have not accepted any orders. We planned that 2012 be primarily devoted to creating a corporate customer base in the New York City area, and to developing the infrastructure to eventually grow the business throughout the continental United States. We anticipated being ready to begin processing our first orders by the end of 2012 from business generated by handing out or mailing our flyers to corporations in the New York City area. In the second year of operations, we planned to promote our web site outside the New York City area, thereby attracting customers in areas where we are not physically present.

To date, we have not had sufficient financing to reach the milestones that we anticipated reaching in 2012. Under our original business plan, we estimated that we would require approximately $40,000 for the next 12 months of operations of our yoga mat business, including the costs of establishing our website, plus whatever consulting fees we incur as a result of our outsourcing business. As of June 30, 2012, we had $191 available in cash. We do not have sufficient resources to effectuate our current business plan, and as a result, the Company is investigating additional business opportunities. Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may need to cease operations and pursue a potential reverse merger candidate.

Additional Equity Raises

On March 25, 2010, the Company issued 1,000,000 shares of common stock to a director of the Company, for a $100 subscription receivable. Payment was received in 2010.

On July 1, 2010, the Company issued 3,750,000 shares of common stock to a director of the Company, for a $375 subscription receivable. Payment was received in 2010.

We still do not have sufficient resources to effectuate our business plan. As of June 30, 2012, we had approximately $191 in cash. As noted above, we expect to incur a minimum of $40,000 in expenses related to our yoga mat business during the next twelve months of operations. Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may need to cease operations and pursue a potential reverse merger candidate.

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