Form 10-KT
period 2012-09-30
GELTOLOGY INC
filed 2012-12-28
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2012 to September 30, 2012

Commission file number: 333-174874

GELTOLOGY INC.

(Exact name of Registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 2903, Unit B	N/A
Jianwai SOHO East District
39 East Third Ring Road Central
Chaoyang District, Beijing City, China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86-10-5869-4611
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐ *The registrant has not yet been phased in to the Interactive Data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was zero.

On December 20, 2012, we had 127,349,551 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO TRANSITION REPORT ON FORM 10-K

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this transition report on Form 10-K (“Transition Report”), including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this Transition Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Transition Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Transition Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Transition Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I.

ITEM 1. BUSINESS

References to “GELT” shall refer to Geltology Inc. prior to the consummation of the Share Exchange, as described below. References to the “Company” “we,” “our,” “ours” and “us,” shall refer to Geltology Inc. and include our operating subsidiaries in the PRC, Xingguo General Fruit Industry Development Co., Ltd. (“General Fruit”) and its wholly owned subsidiary Xingguo General Red Navel Orange Preservation Company Ltd. (“General Preservation”) after the consummation of the exchange agreement, as defined below.

BUSINESS

Company Background

GELT was incorporated under the laws of the State of Delaware on March 24, 2010. GELT’s primary business involved the sourcing of production and other services in the Far East, and specifically China. In particular, GELT matched factories in China with western companies that were looking to manufacture goods in China. This line of business included sourcing for existing and new products and supplies, sourcing for high or low volume production, product development to assist with local design companies, process and manufacturing development in China, quality control, facilitating and coordinating visits by buyers’ representatives to China, negotiating the best prices from reputed suppliers, providing production updates to buyers and arranging shipments and timely deliveries. GELT also planned to develop a second business line that would focus on promoting yoga accessories by selling its products via the “e-promotional” gift industry market in the United States, initially by the sale of yoga mats to corporations as part of their gift promotions to their employees, customers, and clients. GELT never generated any revenues from this second business line.

Share Exchange Agreement

On July 11, 2012 (the “Closing Date”), GELT entered into a Share Exchange Agreement (the “Exchange Agreement”) with General Red Holding, Inc. (“GRH”), a Delaware corporation, and the shareholders of GRH (“GRH Shareholders”). Pursuant to the terms of the Exchange Agreement, GRH agreed to pay the two principal shareholders of GELT $455,000, and the GRH Shareholders transferred to GELT all of the outstanding shares of common stock of GRH. In return, GELT issued, in the aggregate, 125,112,803 shares of GELT common stock, par value $0.0001 per share (“Common Stock”) (such transaction is hereinafter referred to as the “Share Exchange”) to the GRH Shareholders. In connection with the transaction, the two principal shareholders of GELT also surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them. As a result of the Share Exchange, we are now a holding company, through which our operating companies in the People’s Republic of China (“China” or the “PRC”), are primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the PRC.

As a result of the Share Exchange, our current corporate structure is as follows:

Change in Fiscal Year

On September 28, 2012 our Board of Directors approved a change in fiscal year end from December 31 to September 30. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to September 28, 2012 ended on December 31, and beginning with July 1, 2012 ends on September 30 of each year. This Form 10-K covers the transition period of January 1, 2012 through September 30, 2012 (the “Transition Period”).

Our Current Business and Products

As a result of the Share Exchange, we operate our business through our wholly-owned subsidiary, General Fruit, located in the Jiangxi Province of the PRC. We are one of the leading companies engaged in the planting, post-harvest processing and temperature controlled preservation and storage of navel oranges. We contract with approximately 30 farmers to plant and harvest oranges in our orchards and provide them with not only the raw materials necessary to plant, but also technical guidance and services to monitor quality of the crops. When navel oranges are harvested, we preserve, store and subsequently sell them throughout many regions in the PRC. In addition to contracting with local farmers for the planting and harvesting work in our orchards, we purchase oranges from farmers and cooperatives who do not use our land. The oranges purchased from other farmers and cooperatives are not necessarily planted and harvested as organic navel oranges. However, once purchased we commercially process and preserve them according to the standards of organic navel oranges. Even though we plant navel oranges in our orchards certified as organic, we do not market any of our navel oranges as organic to the consumer market. All of the navel oranges we sell use the “General Red” brand name. We have received numerous honors and certifications due to the quality of our branded navel oranges, including “High Quality Navel Orange” awarded by China (Ganzhou) Navel Orange Festival committee, and “China Famous Fruit” awarded by China Fruit Distribution Association.

Our goal is to become the largest integrated grower, packager and distributor of navel oranges in China. We have invested in our business by devoting resources to the establishment of significant orange groves, by building a state of the art storage and preservation facility and by marketing and advertising our products. Currently, we have planted 515,843 orange trees in two orchards totaling 16,927 mu of land (approximately 2,788.5 acres). We lease 10,000 mu of the land (approximately 1,647.5 acres) from the local government, and developed our own orange groves on that land. In addition, we lease from individual farmers 7,326.5 mu of orange groves (approximately 1,206.9 acres).

There are four models that our company implements to operate our business of the orange production and procurement. In the 4,006 mu of company owned orchards, we have direct employees working in the orchards, and there is no involvement of outside third parties in production. In other orchards that we own, we hire local farmers to take care of orchards at a fixed fee per tree, which has been in the range of approximately $8 to $9 per tree since 2011. We provide local farmers with raw materials, such as seedlings and fertilizer, as well as production tools, electricity and irrigation facilities necessary for planting and harvesting the oranges. Our in-house fruit forest management and protection team provide technical support and guidance to the farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of organic pesticides for weed and pest control, and protection against frost and rain. We instruct farmers on how to implement these quality control measures. For the leased orange orchards, we adopt a different model. Prior to the growing season, the farmers enter into short-term sales contracts with us, which provide that we will purchase a specified quantity of oranges from the farmers, based on weight, at a specified purchase price. We divide the production yield with farmers, so that 60% of all product is for us, and 40% is for the farmers. These contracts further provide that we are only obligated to purchase those oranges that meet our quality specifications. We believe that this is an attractive model for farmers, as it allows them to bypass the logistics and added costs of going through wholesale or retail markets to sell their oranges. This model is also beneficial to us because we have an ongoing supply of oranges, which we know are grown according to our specifications enabling us to consistently maintain our high level of quality. In addition to production in our owned and leased orchards, we buy navel oranges from outside parties. However, the production volume from our owned and leased orchards has increased since 2009, when it was 35% of total sales, to 2011 when it was 75% of total sales.

In Ganzhou, Jiangxi, we constructed one of the largest navel orange temperature-controlled preservation facilities in the Southern Jiangxi region of China on 39,171 square meters of land (approximately 9.68 acres), of which 11,131 square meters (approximately 2.75 acres) is the construction area of the main structure for the preservation facility. We have approximately 4,346 square meters of administrative offices, dormitories and power supply rooms next to the facility. The maximum storage capacity is 7,000 tons. Currently, most of the navel orange storage facilities in the Southern Jiangxi region are cold storage, with few that are temperature controlled facilities. The temperature-controlled storage and preservation technology used in our facility comes from Beijing Furui Ventilation Protection Company (“Beijing Furui”), which was previously a subsidiary of China Agricultural University and Chinese Academy of Agricultural Sciences. Beijing Furui was the construction contractor in the design and build of our temperature-controlled preservation facility, and provided the main equipment used in the facility. We purchased our post-harvest processing equipment, which includes our selection and packaging lines, from MAF RODA Group of Spain (“MAF RODA”). As part of the purchasing contract MAF RODA provides us with technical training on how to operate the equipment, which includes educating our employees about the automatic control technology used in the equipment. We have two modern sorting lines at our Ganzhou facility. The sorting line has a sorting capacity of 40 tons/hour. These sorting lines clean, disinfect and apply wax coating to the oranges, and then select, classify, and send the naval oranges to pre-storage.

Industry and Market Overview

There are three primary areas of business operations in the navel orange industry: production, post-harvest processing and preservation.

Navel Orange Production

The navel orange industry has been growing rapidly in China due to governmental support and an increase in demand for navel oranges. The Ministry of Agriculture and the Municipal Government of Ganzhou have provided incentives to encourage the production of navel oranges, including tax reduction, subsidies, free education, seedling promotion, and production standardization. According to Beijing Huajing Zongheng Information and Statistics Center, the navel orange production volume has grown rapidly and steadily as shown in the following chart, with a compound annual growth rate of 27.7%, from 270,000 tons in 2000 to 3,120,000 tons in 2010.

Data source: Beijing Huajing Zongheng Information and Statistics Center

Navel orange production requires stringent climate conditions, therefore, there are limited areas in the world where navel oranges can be produced and, as a result, production is primarily concentrated in warmer climates, such as California, Spain, South Africa, Australia, and “Gannan – Southern Hunan – Northern Guangxi” in China. The Chinese government has identified the Gannan area as "the hometown of the navel orange in China", and has been supportive of local producers. The Ministry of Agriculture named Gannan navel oranges as one of the nine competitive agricultural products in the country, and listed Gannan as one of the key developing areas. The Ministry planned to reach 5 million mu (1 mu = 1/15 hectare) of planting area and yield 5.5 million tons of navel oranges in Gannan – Southern Hunan – Northern Guangxi by 2012. Gannan planted 1.76 million mu and produced 1.22 million tons of navel oranges in 2010. The Bureau of Fruits Development of Ganzhou Municipal Government has estimated that the planting area in 2011 was 1.81 million mu, with a production yield of 1.4 million tons. In 2010, Gannan has ranked first worldwide by navel orange planting and ranked third worldwide by annual output, according to China Industrial Economy News.

General Fruit is one of six leading enterprises in Gannan and plays a decisive role in Gannan’s navel orange industry. “Ganan Navel Orange” is the common brand shared by all producers in Gannan area. We believe that “General Red” stands out among all of the Gannan brands because of the measures we take to ensure quality due to our consistent branding strategy. General Fruit has become a leading producer, with a planting area in Gannan of 38.5% of all such organic navel orange planting areas in Southern Jiangxi.

We anticipate that the demand for navel oranges in China will continue to increase. According to the Ministry of Agriculture of China, the per capita consumption of fresh oranges is 12.7 kg in China, compared to 17.2 kg worldwide. Approximately 98% of navel oranges produced in China are sold in the domestic market, with only 2% exported to other countries. More than 95% of citrus fresh fruit is sold domestically in China, with less than 5% of such fruit exported. A large portion of raw materials for orange juice is imported from Brazil and the US. We believe that such data indicates there is a significant room for growth in this industry in China.

Post-harvest processing

The post-harvest processing of harvested fruits also has broad prospects in China. Post-harvest processing includes selecting, grading, cleaning, pre-cooling, waxing and packaging. Proper processing can minimize post-harvest loss, maintain the high nutritional content and freshness, slow down the metabolic process of fruit in its natural state, enhance the appearance of the fruit and extend the life of the fruit. Currently, the rate of post-picking commercially treated citrus fresh fruit is only 5% in China, compared to more than 90% in other developed major producing countries. The rate of citrus processing in China is much lower than the average level of 35% in the world, which is much lower than that of Brazil and the US, which is 80% and 70%, respectively.

Preservation

The storage and preserving technology in China lags behind that of developed countries with citrus exports due to grossly inadequate storage and preservation facilities. According to data published in the “Agricultural Product Cold-Chain Logistics Development Plan” formulated by China National Development and Reform Commission, the rate of cold chain distribution of fruits and vegetables is only 5%, and the rate of refrigerated transportation hardly reaches 15%, which is much lower than in developed countries. Cold chain distribution is a temperature controlled distribution supply chain, resulting in an uninterrupted series of storage and distribution activities maintaining a given temperature. It is used to help extend and ensure the shelf life of products, including agricultural products. According to China National Development and Reform Commission, the loss rate in distribution of oranges in China is 20-30%, compared with less than 5% in developed countries. The National Development and Reform Commission of China developed a "cold chain logistics development plan" in 2010, which plans to improve the cold chain distribution rate to 20% and refrigerated transportation rate to 30%, and reduce loss rate in distribution to 15%.

Most navel oranges mature in October and November, and are distributed between the months of October through January. General Fruit can extend its sales cycle to June of the following year due to its strong preservation abilities, which enables us to sell navel oranges at a higher price during the off-season when other distributors may not have sufficient supply.

Our Competitive Strengths

Our competitive strengths include:

Quality of Oranges and Brand Name. We are committed to distributing oranges that our management believes meet high quality standards. Our agreements with the farmers and suppliers provide that each orange must have a solid shape, even stem and a smooth surface and be free of any black spots, fertilizer spots, cracks or worms. For the farmers we contract with, our agreements further provide that oranges may not be picked when it is raining, or within three days of rain, when it is foggy or before the dew on the orange tree has dried. Pursuant to the terms of our supply contracts, we will not buy navel oranges if the quality standards are not met. For the orchards that we farm with our own employees, we apply the same quality standards described above. The Company has received more than 20 honors related to navel oranges and the Company’s preservation facility. Among the honors the Company has received are the titles of “Chinese Famous Brand” by the Fruits Logistics Association of China, “Famous Agricultural Brand of Jiangxi” by the Jiangxi provincial government, and “Key Leading Enterprise of Ganzhou in Agricultural Industrialization” by the Ganzhou municipal government.

Geographical Advantage. Compared to navel orange competitors located outside of our region, the location of our planting area affords us numerous advantages, including proximity to China’s transportation network of highways, desirable climate conditions and soil for cultivating organic oranges. Our planting area is close to the Beijing-Kowloon railroad, 105 state road, 323 national highway, 319 state road, Kunsha Highway, and Quannan Highway. Using these roads, Jinggangshan airport is approximately one hour drive while the port cities of Shenzhen, Guangzhou and Xiamen are all within five hours by car. Our planting area is located in a subtropical monsoon climate, with abundant rainfall, sunshine and four distinct seasons. The average annual temperature is 18.9C with a low of -3C and relative humidity of 70-80%. There is an average annual sunshine exposure of 1,992.3 hours and approximately 1,600 mm of annual rainfall making it very suitable for growing oranges. The soil at our planting area is rich in organic matter with soil pH levels of 6-6.3 (optimal for orange cultivation). Soil sample tests are conducted by experts to comply with the provisions of the Chinese government’s NY5016-2001 standard. In July 2007, Jiangxi Province Academy of Agricultural Sciences Green Food Environment Test Center conducted tests on the soil, irrigation water and air quality of the Company’s navel orange planting base located in Chongxian Township, Xingguo County, Jiangxi Province and concluded that the planting base was suitable for the production of organic products.

Top of the Line Sorting Machines. Our processing facilities utilize top of the line sorting machines purchased from leading manufacturers in this industry, such as MAF RODA Group and Yantai Sinclair Economic and Trade Co., Ltd. MAF Roda is the world's largest fresh produce procurement, processing, and packaging equipment manufacturer, leading the world in the development of agricultural products packaging industry and its products represent the top of the line in the field. Yantai Sinclair Economic and Trade Co., Ltd., is the world's leading provider of fresh fruits and vegetables labeling systems. All of the world's major fruit producing areas are serviced by Sinclair's systems, which meet European specifications and regulations regarding fruits and vegetables, the U.S. Food and Drug Administration (FDA), and the world's leading supermarket chain requirements. Sinclair currently has tens of thousands of devices running worldwide.

Technology Advantage. Our controlled atmosphere storage and preservation technology allows us to maintain a storage period of up to 6-8 months, improve orange appearance and color, and retain a fresh flavor. This is necessary for our oranges to achieve the status of "Gannan navel orange" that meets the national standard (Standard No. GB/T200355-2006). Our controlled atmosphere storage equipment is primarily provided by the China Agricultural University, Chinese Academy of Agricultural Sciences, and its affiliated company, Beijing Furuitong Technology Ltd. Beijing Furuitong Technology Ltd. specializes in the research and development of fruit and vegetable storage and preservation technology, manufacturing of cold atmosphere equipment, and construction of controlled atmosphere storage projects.

Management and Expert Team. We have established a specialized fruit forest management and expert team, who work with the contract farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of pesticides for weed and pest control and educate about protection against frost and rain. Our team has learned through various lectures taught by a professor of Huazhong Agricultural University, a member of the Chinese Academy of Engineering, and by other fruit experts in China. These lectures were part of an agricultural technology promotional series, provided by the Chinese government for free in support of the planting of navel oranges in the Southern Jiangxi region. In these seminars and lectures, our team received introduction of some high-yield (in terms of quantity) and high-quality (in terms of quality) navel orange varieties suitable for the Southern Jiangxi region, and our team was taught standardized production, pollution-free cultivation and other cultivation techniques.

Growth Strategy

We intend to leverage our existing operations to create a fully integrated business that grows, preserves and distributes high-quality navel oranges, other fruits and vegetables. Our growth strategy will be focused on the increase of orchard and orange trees in the short term, and then distribution of general fruits and vegetables in the long term, and our approach includes:

Increasing Navel Orange Orchards in Gannan. Within the next 2 years, we will continue to build, acquire and lease navel orange orchards in Gannan region, because of the geographic advantage of Gannan we discussed earlier. We aim to increase the number of orange trees in our own and leased orange orchards by between 100,000 and 150,000 trees within the next 1 to 2 years. We plan to spend approximately $4.8 million (estimate based on 2011 lease rates) to implement this strategy, financed through cash flow of existing operations or outside financing.

Developing Planting Areas in Key Sales Regions. In the long term, our fully integrated business model begins with the planting and growing of fruits and vegetables. To that end, we plan on establishing planting areas in each of the major fruit producing areas in the PRC.

Establishing Temperature Controlled Warehouses and Distribution Centers in Key Sales Regions. In the long term, we plan to purchase or construct modern, temperature-controlled preservation warehouses in major fruit and vegetable consumer markets, including the Yangtze River Delta, Pearl River Delta, Beijing-Tianjin region, and the provincial capital cities. We also plan to build fruit and vegetable distribution centers with cold-storage services.

Promoting General Red Brand Name. As part of continuous efforts in the next few years, we plan to promote and enhance the “General Red” brand by placing General Red trademark signs and advertisements in member stores and in the target markets, employing consistent product management system and high standards for product quality, conducting customer feedback surveys, and bringing added convenience to end-customers. For the next 12 months (October 31, 2012 through September 30, 2012), we anticipate spending approximately $150,000 to promote our brand name, primarily through stores, Internet, TV and radio advertisements. The implementation of this strategy is to be financed through cash flow of existing operations.

Competition

To our knowledge, we are one of the largest integrated navel orange companies with both growing areas and post-harvest processing and preservation facilities in China. Our competitors are pure navel orange growers, pure post-harvest processors, or both. The largest competitor in navel orange growing is Jiangxi Wangpin Agricultural Science and Technology Development Co. Ltd. with 6,880 mu of navel orange groves. The largest competitors in post-harvest processing and preservation are Anyuan Shengda Fruit Industrial Co. Ltd with 20,000 metric ton of preservation capacity, and Xinfeng Yuhe Agricultural Development Co. Ltd. with 7,000 metric tons of preservation capacity.

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)			Storage
Company Name	Total Area (mu)	Area of Organic Planting Base for Navel Orange	Sorting Line Capacity (ton/hour)	Facility Capacity (tons)	Leading Enterprise Qualification [1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	none	40	20000	Provincial Level
Jiangxi Gannan Fruit Industry Holdings Co., Ltd.	3,250	none	20	none	none
Jiangxi Yangshi Nanbei Fresh Fruit Co., Ltd.	none	none	60	none	Provincial Level
Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	6,880	1,000	80	none	Provincial Level
Jiangxi Shengwei Fruit Industry Co., Ltd.	none	none	20	6000	none
Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	none	none	none	none
Xinfeng County Yuhe Agricultural Development Co., Ltd.	none	none	40	10000	Provincial Level
Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	none	25	5000	Provincial Level
Huichang County Lvfeng Fruit Industry Co., Ltd.	none	none	15	3000	Provincial Level
Anyuan County Jinfeng Linong Products Co., Ltd.	none	none	15	none	none

(1) The Leading Enterprise Qualification is designated by the government based on the company’s operational scale, economic benefits, and influence in the region. It represents a company’s prestigious status in the industry and in the region. There are three levels of Leading Enterprise Qualifications, National, Provincial and Municipal, designated by central government, provincial government and municipal government respectively.

Our competitive advantages are that we are an integrated player and one of the largest growers of navel oranges in China. We control the source of the navel oranges with our company’s high quality standards. In addition, our preservation facility is an air-controlled facility in which we control not only the temperature but also the composition of the air. A nitrogen rich air environment slows down the oxidation process and prolongs the preservation life of the fruits. Our competitors in orange preservation space mostly use temperature controlled facility instead of the more advanced air controlled technology.

Suppliers

In addition to the production of oranges in our own and leased orchards, we source oranges from outside parties. We are supplied with what is referred to as “raw navel oranges,” which are oranges prior to post-harvest processing.

Set forth below is a list of our top five raw navel orange suppliers during the Transition Period:

Supplier	Percentage of total supply
Xingguo Changwang Gannan Navel Orange Professional Cooperative	29.95%
Ningdu County Qingtang Township Xiangyun Fruits Professional Cooperative	21.16%
Ningdu County Qingtang Township Qinglong Fruits Professional Cooperative	14.89%
Dingdu Dazhong Logistic Co., Ltd.	8.35%
Gangzhou City Lvye Packaging Co., Ltd.	6.77%

In a typical supply contract that we enter into with an outside party, we require the supplier to supply a certain amount of navel oranges at a predefined price pursuant to our quality standards during the harvest season. The suppliers are responsible for the cost of transportation to our facility. Upon execution of purchase contracts with local farmer collectives, as a measure to secure title in the navel oranges to be purchased, the Company usually makes an advance payment equivalent to approximately 10% to 20% of the total contract price when executing purchase contracts with local farmer collectives. Upon receipt of navel oranges, these advance payments will be applied against related invoices. As of December 31, 2010 and 2011, approximately $1,810,863 (RMB11,504,849) and $1,326,932 (RMB8,773,406) have been advanced to local farmer collectives. As of September 30, 2012, the Company had made no advance payments or purchases of navel oranges as the company's operating cycle starts from October to March of next year.

The ratio of outside supplies of navel oranges has declined from approximately 65% in 2009, 45% in 2010, and 25% in 2011 to approximately 25% during the Transition Period, due to the increase in the amount of orchard land that we own and lease.

When we initially develop the orange groves, our fruit seedlings are sourced from seedling cultivation centers, which are typically the result of the joint efforts among the agriculture research institutes, and government agency in agriculture technology promotion.

We purchase the fertilizers, other production materials and tools from the public market. We have not had any problems in sourcing the supplies.

Significant Customers

Our products are currently sold through distributors in over 11 provinces of China including Jiangxi, Beijing, Shanghai, Zhejiang, Guangxi, Shandong, Guangdong, Anhui, Helongjiang, Inner Mongolia and Jiangsu. We currently do not sell directly to consumers or retail markets.

Set forth below is a list of our top five customers during the Transition Period:

Customer	Percentage of total sales
X.F.Z General Trading LLC	10.84%
Beijing Green Land Fruits Co. Ltd	7.39%
Wu Deguang	6.87%
Tao Lili	6.75%
Lin Zhuohe	6.59%

Our sales contract usually provides that our distributors will buy from us a certain minimum amount of navel oranges during a predefined period of the year, at market price. Each distributor is assigned to a geographic region for sales of our branded navel oranges to end consumers. Within its assigned region, a distributor must execute our company’s sales strategy, and protect our company’s brand name. We split the long-distance transportation cost with distributors equally. Some distributors deposit a small amount with us as a security deposit, and settle the payment to us on a monthly basis.

PRC Government Regulation

Agriculture Laws

On July 2, 1993, the Standing Committee of National People's Congress of the PRC promulgated the Agriculture Law, which sets forth certain principles and various measures designed to ensure the steady development of the agricultural industry. For example, the production or operation of agricultural products that affect the health of people or animals, such as seeds, must meet registration and approval requirements of the PRC laws and regulations. The Agriculture Law regulates the planting, processing, selling, preservation and transportation of agricultural products. Agricultural Law stipulates that farmers and organizations for production and operation of agriculture products shall keep good maintenance of their lands, make a rational use of chemical fertilizers and pesticides, increase their application of organic fertilizers so as to improve soil fertility and prevent the land from pollution, destruction and soil fertility declination. The Company believes it is in material compliance with the Agricultural Law.

According to Law of the People's Republic of China on Quality and Safety of Agricultural Products passed by Standing Committee of National People’s Congress on April 29, 2006, effective on November 1, 2006, the administrative departments for agriculture under the governments at or above the county level shall be responsible for supervision and control of the quality and safety of agricultural products; and the relevant departments of the people's governments at or above the county level shall, in compliance with the division of their duties, be responsible for the work related to the quality and safety of agricultural products. Agricultural production enterprises and specialized cooperative economic organizations of farmers shall test the quality and safety of their products themselves or entrust the testing to a testing agency. The Company has engaged a testing agency to test soil, cultivating water and air for certain planting areas to ensure the quality and safety of its products.

According to Law of the People's Republic of China on Quality and Safety of Agricultural Products, when agricultural products is marketed by agricultural production enterprises, specialized cooperative economic organizations of farmers, and by units or individuals engaged in the purchase of agricultural products, then such agriculture products will be required to be packed or labeled in case the packing and labeling is necessary according to related regulations and shall be marketable only after they are packaged or labeled. The Company believes that it has packed and labeled its orange products as in compliance with the relevant laws and regulations.

New Plant Varieties Regulation

The Regulation for the Protection of New Plant Varieties of was promulgated by the State Council on March 20, 1997 and became effective on October 1, 1997. The administrative departments of the State Council in charge of agriculture and forestry are, according to their respective functions, jointly responsible for the acceptance and examination of applications for the rights to new varieties of plants and the grant of such rights. A person that has completed the production, sale or dissemination of a new variety of plant which has been granted a variety right will have an exclusive right in its protected variety. Unless otherwise provided in the regulations, no other person may use such variety for commercial purposes without a license from the owner of the rights to the variety. The Company does not currently have the exclusive rights of a protected variety to any brand of navel orange. As its business develops, the Company may file for protection of its own orange variety in the future.

Forest Laws

The PRC Forestry Law passed by the Standing Committee of the National People’s Congress on April 29, 1998 and effective as of July 1, 1998, as well as its implement promulgated by State Council on January 29, 2000 (“Forest Law”), is enacted to protect, cultivate and reasonably use of forest resources. It governs the afforestation, cultivation, felling, utilization, management and administration of forests within the PRC territory. PRC Forestry Law divided the forests into the following five categories: (1) Protection forests: forests, trees and bushes mainly aimed at protection, inclusive of water source storage forests, forests for water and soil conservation, wind protection and sand bind forests, forests for farmland and grassland protection, river bank protective belts and road protection belts; (2) Timber stands: forests and trees mainly at timber production, inclusive of bamboo groves mainly aimed at bamboo production; (3) Economic forests: trees mainly aimed at the production of fruits; edible oils, soft drinks and ingredients; industrial raw materials; and medicinal materials; (4) Firewood forests: trees mainly aimed at the production of fuels; (5) Forests for special uses: forests and trees mainly aimed at national defense, environmental protection and scientific experiments, inclusive of national defense forests, experimental forests, parent stands, environmental protection forests, scenic beauty forests, trees for sites of historical interests and the forests of natural protection areas. Forest Law prohibits land reclamation at the expense of deforestation, rock quarrying, sand quarrying, soil extracting and other activities at the expense of deforestation. The Company believes it is in material compliance with the Forestry Law.

PRC Quarantine Law on the Import and Export of Plants and relevant rules and regulations

The PRC Quarantine Inspection Law on the Import and Export of Plants passed by the Standing Committee of the National People’s Congress on October 30, 1991, and effective as of April 1, 1992, is aimed at preventing diseases, insect pests and harmful organisms from spreading into or out of the country, protecting the production of agriculture, forestry, animal husbandry and fishery as well as human health, and promoting the development of foreign economic relations and trade. The implement rule of PRC Quarantine Inspection Law on the Import and Export of Plants was promulgated by State Council on December 2, 1996 and effective as of January 1, 1997. Administration Rule of Quarantine Inspection of Exporting Fruits was promulgated by General Administration of Quality Supervision, Inspection and Quarantine of PRC (“AQSIQ”) on December 25, 2006 and effective on February 1, 2007.

Pursuant to PRC Quarantine Inspection Law on the Import and Export of Plants and its implementing regulations, (i) the Ministry of Agriculture shall be responsible for the import and export quarantine of animal and plant; and (ii) enterprises importing plant seeds, seedlings or other propagating materials must submit an application in advance and go through the formalities of quarantine inspection. In addition, according to Administration Rule of Quarantine Inspection of Exporting Fruits, the fruits may export after the pass of quarantine inspection.

We believe that we have taken reasonable measures to ensure material compliance with PRC Quarantine Law and its related implementing regulations. We have obtained registration certificates issued by Jiangxi Entry-Exit Inspection and Quarantine Bureau for the export by our orchard and packaging factory of navel oranges in accordance with the Administration Rule of Quarantine Inspection of Exporting Fruits promulgated by AQSIQ. The Administration Rule of Quarantine Inspection of Exporting Fruits also provides that the Bureau for Inspection and Quarantine execute the inspection and quarantine for exporting fruits and the goods shall be permitted for export if the exporting fruits pass such inspection and quarantine and obtain related certificates issued accordingly. Our exported oranges have passed the inspection and quarantine.

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated on January 29, 1996 and amended on August 1, 2008, as well as various regulations issued by State Administration of Foreign Exchange (“SAFE”) and other relevant PRC government authorities, the RMB is freely convertible into a foreign currency for current account items, including trade-related receipts and payments, interest and dividends, but not for capital account items, such as direct equity investments, loans and repatriation of investment, unless prior approval from SAFE or a local branch has been obtained. Transactions that occur within the PRC must be settled in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad and domestic enterprises must convert all of their foreign currency receipts into RMB. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local branch.

Intellectual Property

The PRC Trademark Law, adopted on August 23, 1982 and revised on October 27, 2001, protects the proprietary rights of registered trademarks. The State Administration for Industry and Commerce’s Trademark Office handles trademark registrations and grants an initial term of rights of ten years to registered trademarks. Upon the initial term’s expiration, a second term of ten years may be granted under a renewal. Trademark license agreements must be filed with the Trademark Office or a regional office. In addition, if a registered trademark is recognized as a well-known trademark in a specific case, the proprietary right of the trademark holder may be extended beyond the registered sphere of products and services to which the trademark relates.

We own and utilize the domain of www.jiangjunhong.com and the trademarks listed below. We continuously look to increase the number of our trademarks where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the marketing of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the “General Red” trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with, litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the “General Red” brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

Trademarks

Through General Fruit and General Preservation, we are licensed to use the following trademarks registered with the Trademark Office, State Administration for Industry and Commerce in the PRC:

We plan to file for an extension with the appropriate trademark offices before expiration of the trademarks listed above.

Employees

Currently, we have 252 employees and temporary staff. Set forth below is a breakdown of our employees by category:

Category	Number of employees
Administrative and finance	31
Sales and marketing	10
Technician	4
Workers	207

Our PRC operating companies, General Fruit and General Preservation, have labor contracts with 53 employees, some of whom are part-time employees. We also hire approximately 199 temporary staff for seasonal work. We do not pay social insurance for part-time employees. We are currently in the process of completing governmental procedures for payment of social insurance for approximately 26 employees. We paid pension or medical insurance of farmers for approximately 21 employees.

Corporation Information

Our principal executive offices are located at Room 2903, Unit B, Jianwai SOHO East District, 39 East Third Ring Road Central, Chaoyang District, Beijing City, China. Our telephone number is +86-10-5869-4611.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Transition Report, including our consolidated financial statements and related notes included elsewhere in the report, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

Risks Related to Our Business

We have a relatively short operating history and are subject to the risks of a new enterprise, any one of which could limit growth, or market development.

Our short operating history makes it difficult to predict how our businesses will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	uncertain growth in the market for our products; and

•	competition or evolving customer preferences that could harm sales of our products.

If we are not able to meet the challenge of building our business, our growth may be slowed, which could result in lower margins, additional operational costs and lower income.

Because we face significant competition, we could lose market share and may need to respond by lowering our prices, which could materially and adversely affect our results of operations.

The agricultural citrus business in China is highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition in each geographic market in which we operate. While we are trying to enter into agreements with additional farmers, we face competition from other producers and may not succeed in our efforts.

We have agreements with a limited number of farmers to grow and supply us with oranges. Any disruption in supply, breach of our agreements, or failure to deliver products, could adversely impact our distribution capabilities or increase our costs, which could harm our reputation or materially and adversely affect our business, results of operations and financial condition.

We purchase our products from farmers with whom we enter into seasonal contracts. The failure of our farmers to supply oranges that satisfy our quality, quantity and cost requirements, the decision by farmers not to re-enter into contracts with us, or a breach of the contracts, could have an adverse effect on our ability to maintain our distribution network. If we fail to maintain our relationships with these farmers or fail to develop new relationships with other farmers, our business, results of operations and financial condition would be materially adversely impacted.

We derive most of our sales from the PRC.

Most of our sales are generated from the PRC. Although we have explored the exportation of oranges outside of the PRC, at this time we anticipate that sales of our oranges in the PRC will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

If our land use rights are revoked, we would have no operational capabilities or ability to conduct our business.

Under Chinese law, land is owned by state or rural collective economic organizations. The state issues tenants the rights to use property. Rights to use property can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent. Since production of oranges is dependent on having land to grow, we rely on these land use rights as the cornerstone of our operations, and the loss of such rights would have a detrimental effect on our business.

Weather and other environmental factors may affect our harvesting season, and a reduction in the quality or quantity of our orange supplies may have a detrimental effect on our revenues.

Our business may be adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the growing season. We have no control over such forces of nature. A significant reduction in the quantity or quality of oranges harvested resulting from adverse weather conditions, disease to the crops or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to us.

Concerns over food safety and public health may affect our operations by increasing our costs and negatively impacting demand for our products.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in China over melamine-contaminated milk in 2008 adversely impacted overall Chinese food exports since October 2008, as reported by the Chinese General Administration of Customs, even though most foods exported from China were not implicated by the melamine-contaminated milk. Our success depends on our ability to maintain the quality of our products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish our image and may cause consumers to choose other products.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products and the cost of such insurance is high. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us purchase. As a result, we only carry insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

We may be subject to product quality or liability claims, which may cause us to incur litigation expenses and to devote significant management time to defending such claims and, if determined adversely to us, could require us to pay significant damage awards.

Unlike the United States and many other countries, product liability claims and lawsuits in the PRC are rare. Furthermore, we cannot guaranty that product liability exposures and litigation will not become more commonplace in the PRC or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent. In addition to the genetic traits and the quality of our products, the performance marketability of our fruits depends on climate, geographical areas, cultivation method, farmers’ degree of knowledge and other factors. At the same time, the viability of some farmland in China has deteriorated due to toxic and hazardous materials from farmers’ overuse of herbicides. These factors are beyond our control and can result in sub-optimal production yields. However, farmers generally attribute sub-optimal production yields to poor seed quality. We may be required from time to time to recall products. Product recalls could adversely affect our profitability and our brand image.

We may be subject to legal proceedings and claims from time to time relating to our seed quality. The defense of these proceedings and claims could be both costly and time-consuming and significantly divert the efforts and resources of our management personnel. An adverse determination in any such proceedings could subject us to significant liability. In addition, any such proceeding, even if ultimately determined in our favor, could damage our market reputation and prevent us from maintaining or increasing sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

While we have not experienced any credible product liability litigation to date, there is no guarantee that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injury.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

Risks Related to Our Corporate Governance and Controls

We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest.

We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between us and our stockholders, generally, and the directors, management and controlling shareholder.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. However, as a result of the Share Exchange, we have a newly acquired business, which may not have been subject to the same control systems as public company must maintain. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We expect that there will be a period of transition as we begin to integrate our new business and implement internal controls over financial reporting and disclosure controls and procedures necessary for a public company’s business.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting, and disclosure controls and procedures. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of US GAAP experience by our finance and accounting team could result in our financial statements not being prepared properly.

Currently, we do not have anyone in our finance and accounting team with requisite U.S. GAAP experience or training, which could result in our financial statements not being prepared properly. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to assist with our financial statement preparations and to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain, further the failure to have such qualified employees may be a material weakness in our internal controls over financial reporting.

We will incur increased costs as a result of acquiring a new operating business in the Share Exchange.

As a result of the Share Exchange, we now have an active operating business. We anticipate that we will incur significant legal, accounting and other expenses that we did not incur as a prior shell company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Regulation of our Business

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the US parent company, or other subsidiaries outside of the PRC, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises (FIEs) and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Dividends we receive from General Fruit may be subject to PRC withholding tax.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises” and that do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our combined company’s tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Under PRC laws, General Fruit and General Preservation, are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If the PRC Subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Risks Related to our Securities

Because we became a public company by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

If we become directly subject to the recent scrutiny involving U.S. Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

Recently, many U.S. reverse merger public companies that have substantially all of their operations in China have been the subject of intense scrutiny by investors, financial commentators and regulatory agencies. Much of the scrutiny has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial reporting and, in many cases, allegations of fraud. As a result of the scrutiny, the publicly traded stock of many U.S. listed China-based companies that have been the subject of such scrutiny has sharply decreased in value. Many of these companies are now subject to shareholder lawsuits and/or SEC enforcement actions that are conducting internal and/or external investigations into the allegations. If we become the subject of any such scrutiny, whether any allegations are true or not, we may have to expend significant resources to investigate such allegations and/or defend our company. Such investigations or allegations will be costly and time-consuming and distract our management from our business plan and could result in our reputation being harmed and our stock price could decline as a result of such allegations, regardless of the truthfulness of the allegations.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal shareholders hold approximately [76.43]% of our outstanding Common Stock. Accordingly, these shareholders are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Currently, we are eligible to be quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock. There is only a limited public market that currently exists for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our Common Stock may be volatile.

The market price of our Common Stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock and overall general public sentiment toward U.S.reverse merger public companies that have substantially all of their operations in China. These factors may materially and adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and any return on investment may be limited to the value of our Common Stock. We plan to retain any future earning to finance growth.

Risks Associated With Doing Business In China

Because Chinese laws will govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 0.09% against the U.S. dollar in 2009 and 3.35% in 2008. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

The economic growth in China could decrease, which could slow our plans for development or otherwise constrain our ability to conduct business in China.

In March 2012, the Chinese government has lowered its economic growth estimate and adjusted estimated GDP growth target for 2012 downward to 7.5%. This is marks the first time that the GDP growth target had has been lower than 8% during the last 8 years. The Chinese economy has already exhibited a trend of slower growth. According to the data from National Bureau of Statistics, GDP growth in the first half of 2012 increased by 7.8% over the same period in 2011, of which the GDP growth in first quarter 2012 increased 8.1% and the GDP growth in second quarter 2012 increased 7.6% over the comparable periods in 2011. There is a possibility that China’s economy will slow further, which could result in decreased sales revenue and could have a material adverse impact on our operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

There is no private ownership of land in China. Land is usually owned by the state and the government grants land use rights for specified terms. General Preservation has obtained the following Land Use Right Certificates and Property RightCertificates which show our entitlement to the land and buildings used by the Company:. In addition, General Fruit has entered into certain orchard and office leases.

No.	Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1	General Preservation	Property Right Certificate	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
		(Xingfangquanzheng Gaoxing Zi No. LJGF2049)

2	General Preservation	Property Right Certificate	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
		(Xingfangquanzheng Gaoxing Zi No. LJGF2050)

3	General Preservation	Property Right Certificate	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
		(Xingfangquanzheng Gaoxing Zi No. LJGF2051)

4	General Preservation	Property Right Certificate	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
		(Xingfangquanzheng Gaoxing Zi No. LJGF2052)

5	General Preservation	State-owned Land Use Right Certificate	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
		(Xingguoyong 2005 No. 2B2905-051)

6	General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020

7	General Fruit	Lease from various people (20)	4,984 mu	Orchards	Xingguo county	December 31, 2020

8	General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064

9	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,181 mu	Orchards	Xingguo county	Various, from 2031 to 2034

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our Common Stock. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “GELT”, but there is no active trading at this time. Should a market develop for our shares, the trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in the fruit or agriculture markets, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for fruit and agricultural products in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

Holders of Common Stock

As of December 20, 2012, there were 630 record holders of Common Stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. Dividends or other distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

In addition, under PRC Company Law and relevant rules and regulations, our PRC subsidiaries may pay dividends only out of their retained earnings/net profit, if any, calculated according to PRC accounting standards, and only after accumulated losses from preceding years have been fully covered and the following appropriations have been made:

(a) appropriations to the statutory surplus reserve equivalent to 10% of its net profits less any accumulated losses, as determined under PRC GAAP; no further appropriations to the statutory surplus reserve are required once this reserve reaches an amount equal to 50% of its respective registered capital;

(b) appropriations to a discretionary surplus reserve as approved by the shareholders in shareholders' meeting.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2012, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

Other than as previously disclosed in our periodic and current reports to the SEC, there were no issuances of securities by the registrant during the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operation of Geltology Inc. for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Transition Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could~~,~~” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

Getlology Inc. (“GELT”), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was incorporated under the laws of the State of Delaware on March 24, 2010. The accompanying consolidated financial statements include the financial statements of Geltology, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the PRC.

On July 11, 2012, GELT completed a reverse acquisition of General Red Holding, Inc. (“GRH”), which was established under the laws of the State of Delaware on January 18, 2011, entered into a share exchange agreement (the “Exchange Agreement”) with GRH and acquired all of the outstanding capital stock of GRH. Pursuant to the Exchange Agreement, GELT issued to GRH an aggregate of 125,112,803 shares of the common stock of GELT, at par value of $0.0001 per share (“Common Stock”) (such transaction is hereinafter referred to as the “Share Exchange”). GELT was delivered with zero assets and zero liabilities at time of closing.

Immediately prior to the Share Exchange, GELT had 6,750,000 shares of Common Stock issued and outstanding. Simultaneously with the transaction, the two principal shareholders of GELT surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them. The transaction was regarded as a reverse merger whereby GRH was considered to be the accounting acquirer. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of GRH. Thus, GRH is the continuing entity for financial reporting purposes. The financial statements have been prepared as if GRH had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

Upon completion of the Share Exchange, the shareholders of GELT owned approximately 98.24% of the fully diluted outstanding shares of the Company prior to the issuance of the shares to the investors. Accordingly, GRH became the wholly owned subsidiary of GELT.

On September 30, 2011, GRH entered into a Share Transfer and Issuance Agreement (the “Agreement”) with Han Glory International Investment Limited (“Han Glory International”), a company incorporated on April 28, 2011 under the laws of British Virgin Islands and Hua Mei Investments Limited (“Hua Mei”), a company incorporated on April 26, 2011 under the laws of the British Virgin Islands. Under the Agreement, GRH issued 74,814,862 shares to Hua Mei, the sole stockholder of Han Glory International, in exchange for all shares and beneficial interest of Han Glory International. This transaction is treated as a reverse merger, and therefore, after the share exchange, Han Glory International became the wholly owned subsidiary of GRH.

On May 18, 2011, Han Glory International purchased all shares of Greater China International Investment Limited (“Greater China International”), a company incorporated on December 4, 2009 under the laws of Hong Kong, from Zhihao Zhang, the sole stockholder of Greater China International, for $1,290 (HK$10,000). As a result, Greater China International became the wholly owned subsidiary of Han Glory International.

On January 13, 2010, Greater China International formed Nanchang Hanxin Agriculture Technology Co., Ltd (“WFOE”) in the city of Nanchang, Jiangxi Province, the PRC.

On February 5, 2010, WFOE purchased all shares of Xingguo General Fruit Industry Development Co., Ltd (“General Fruit”) from Jiangjun Hong Group Co., Ltd., Xingping Hou and Jiefeng Ren for $293,400. As a result, WFOE acquired 100% interest in General Fruit. This transaction was a capital transaction in substance. That is, the transaction was a reverse recapitalization, equivalent to the issuance of stock by General Fruit for the net monetary assets of WFOE accompanied by a recapitalization.

General Fruit was formed in Xingguo County, Jiangxi Province, under the corporate laws of the PRC. On March 5, 2003. The primary business of General Fruit is to grow and sell navel oranges. On July 14, 2008, after a series of equity transfer agreements, General Fruit acquired 90% interest in Xingguo General Red Navel Orange Preservation Company, Ltd. (“General Preservation”). On July 25, 2010, General Fruit purchased the remaining 10% interest in General Preservation from Xingping Hou, the minority stockholder, for $295,000 (RMB 2,000,000) and owns 100% of General Preservation thereafter.

General Preservation, a citrus fruits company primarily engaged in preserving, packaging and marketing premium navel oranges, was formed as a limited liability company in Xingguo County, Jiangxi Province under PRC laws on November 22, 2005. General Preservation provides wholesale, retail, and institutional customers in China and several other countries with premium navel orange fruits under the trademark of “General Red”.

On September 26, 2011, GRH purchased all shares of Sheng Da Holding Limited (“Sheng Da BVI”), a company incorporated on May 18, 2011 under the laws of the British Virgin Islands, from General Red Company, Ltd (“General Red BVI”), a limited liability company incorporated on August 28, 2008 under the laws of British Virgin Islands, for $23,000. As a result, Sheng Da BVI became the wholly owned subsidiary of GRH. On September 29, 2011, Sheng Da BVI entered into a series of new agreements to terminate the old agreements with General Preservation, which were originally signed between General Red BVI and General Preservation on November 17, 2008, amended on June 10, 2011, and transferred to Sheng Da BVI by General Red BVI on September 30, 2011. The old agreements included a Consultation Agreement, an Operating Agreement, a Share Pledge Agreement, a Proxy Agreement and an Option Agreement. Upon the entry of these new agreements, General Preservation is no longer the Variable Interest Entity of Sheng Da BVI.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for nine months ended September 30, 2012 and 2011, and for the years ended December 31, 2011 and 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Variable interest entities

The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. On September 29, 2011, Sheng Da BVI entered into a series of new agreements to terminate the VIE agreements.

Seasonal nature of operations

Typically the first and fourth quarters of the year are better in terms of profitability because of the maturity stage of the Company's products, which is usually from the month of October to March in the next year.

Accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for accurately estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties with which we have business were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Estimated Useful Life
Electronic equipment	5 years
Vehicles	10 years
Machinery and equipment	5-15 years
Buildings and improvements	5-20 years
Navel orange orchards	11-30 years

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of citrus products upon shipment and transfer of title.

Foreign currency translation

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of operations and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues. For the year ended December 31, 2011, we had net revenues of $17,096,403, as compared to net revenues of $13,820,121 for the year ended December 31, 2010, an increase of approximately of $3,276,282 or 23.7%. The increase in net revenue was mainly attributable to an increase in sale prices as well as an increase in sales volume. The favorable market caused by the continually rising demand for navel oranges in China made it possible for us to increase our sale price. Starting from January 2011, we raised our sales prices partially in response to continuously increasing cultivation costs such as labor and fertilizer. As a result, the unit sales price increased to approximately $0.82 per kg for the year ended December 31, 2011 from $0.68 per kg for the year ended December 31, 2010. For the year ended December 31, 2011, the sales volume was approximately 20,972,200 kg, as compared to the sales volume of approximately 20,269,420 kg for the year ended December 31, 2010, an increase of approximately 3.5%.

The average sales price per kg in the year ended December 31, 2011 increased by approximately 20.6%, while sales volume only increased by approximately 3.5%, as shown below:

Year	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
2010	20,269,420	0.68	13,820,121
2011	20,972,200	0.82	17,096,403
Variance	702,780	0.14	3,276,282
% Variance	3.5%	20.6%	23.7%

Cost of sales. Cost of sales increased by $751,900, or 10.4%, from $7,255,714 for the year ended December 31, 2010 to $8,007,614 for the year ended December 31, 2011, primarily as a result of increased prices for labor and raw materials related to our cultivation activities. There was a corresponding increase in the price paid to farmers and outside suppliers for our products.

Gross profit and gross margin. Our gross profit was $9,088,789 for year ended December 31, 2011 as compared to $6,564,407 for the year ended December 31, 2010 representing gross margins of 53.2% and 47.5%, respectively. The increase in our gross profit margin percentage was mainly attributable to sales price increases that occurred in January 2011. Although our labor and raw material costs also increased in 2011, they did not increase as fast as our sales prices.

Selling expenses. Selling expenses were $748,149 and $516,459 for the year ended December 31, 2011 and 2010 respectively. Selling expenses consisted of the following:

	For the Year ended	For the Year ended
	December 31, 2011	December 31, 2010	Increase/decrease
Shipping and handling	633,504	408,848	54.9%
Compensations and related benefits	40,970	48,499	-15.5%
Advertising and promotion	17,319	27,246	-36.4%
Others	56,356	31,866	76.9%
Total	748,149	516,459	44.9%
Selling expense as % of revenues	4.4%	3.7%

Shipping and handling expense increased by $224,656 or 54.9% due to freight rates inflation related to increasing labor and fuel cost in China.

Compensation and related benefits decreased by $7,529 or 15.5% as we improved the efficiency of our sales team after we completed the construction of our sales network in 2010. In 2010 and 2011, our customers in Beijing, Shandong, Zhejiang and Heilongjiang are able to accommodate all of our existing production output. As a result, in 2011, we laid off one salesperson to further reduce the number of our salespersons to four.

Advertising and promotion expense decreased by 9,927 or 36.4%. In 2010, we completed the construction of our sales network. As a result, we spent less on advertising and promotion in 2011.

Other expense mainly includes meals, customer entertainment, vehicle maintenance and miscellaneous office expense. These expenses vary from period to period.

General and administrative expenses. General and administrative expenses amounted to $746,618 for the year ended December 31, 2011, as compared to $568,278 for the same period in 2010, an increase of $178,340 or 31.4%. General and administrative expenses consisted of the following:

	For the Year ended	For the Year ended
	December 31, 2011	December 31, 2010	Increase/decrease
Compensation and related benefits	246,459	228,663	7.8%
Depreciation	66,566	93,549	-28.8%
Professional service	151,678	90,199	68.2%
Office expense	76,874	26,583	189.2%
Real estate tax	20,723	19,784	4.7%
Amortization of land use right	3,556	3,395	4.7%
Others	180,762	106,105	70.4%
Total	746,618	568,278	31.4%
G&A expense as % of revenues	4.4%	4.1%

Compensation and related benefits increased by $17,796 or 7.8% due to increased labor costs in China.

Depreciation expense decreased by $26,983 or 28.8% due to allocation of depreciation of certain equipment into general and administration expense instead of cost of goods sold at off-season in 2010 when we did not process navel oranges. In 2011, we changed our policy by allocating all the depreciation of this equipment into cost of goods sold.

Professional service fees increased by $61,479 or 68.2% mainly due to additional legal fees. Professional services primarily included audit and legal fees. In 2011, we incurred additional legal fees in preparation for being public in the US market as compared to 2010.

Office expenses increased by $50,291 or 189.2% mainly as a result of expenses associated with launch of WFOE business such as licensing and administration.

Real estate tax increased by $939 or 4.7% due to the depreciation of the US dollar against RMB.

Amortization of land use right increased by $161 or 4.7% due to the depreciation of the US dollar against RMB.

Other general and administrative expenses primarily include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value material. These expenses usually increased as the sales increased. In addition, in 2011, we incurred approximately $23,000 as compensation to prior shareholders of Shengda BVI as GRH purchased Shengda BVI.

Income from operations. For the year ended December 31, 2011, income from operations was $7,594,022, as compared to $5,479,670 for the year ended December 31, 2010, an increase of $2,114,352 or 38.6%.

Other income (expenses). For the year ended December 31, 2011, other income amounted to $68,258 as compared to other expenses of $195,286 for the same period in 2010. For the years ended December 31, 2011 and 2010, other income (expense) mainly included:

Subsidies from the local government, in the form of bank loan interest discounts or eco irrigation subsidies, amounted tosubsidy decreased by $228,592 or 100.0% as compared to $295,880 for the year ended December 31, 2010. The award of government subsidies varies from time to time.

Interest expense slightly decreased by $5,564 or 2.5% because the average balances of our bank loans kept constant from 2010 to 2011.

Other income mainly includes rental income of our product line in off-season.

Income tax expense. For the years ended December 31, 2011 and 2010, income tax amounted to $0 and $838,162, as, beginning in January 2011, we started to enjoy income tax waiver that we received due to our business in agricultural commodities.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2011 was $7,662,280. For the year ended December 31, 2010, we had net income of $4,836,794.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $883,187 for the year ended December 31, 2011 as compared to $464,201 for the same period year 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2011, comprehensive income of $8,545,467 is derived from the sum of our net income of $7,662,280 plus foreign currency translation gains of $883,187.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our balance of cash and cash equivalents was $2,989,729. As of December 31, 2010, our balance of cash and cash equivalents was $971,321.

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2011 and 2010:

	For the Years Ended
	December 31,	December 31,
	2011	2010
Net cash provided by operating activities	$2,207,441	3,194,056
Cash flows used in investing activities	(621,386)	(593,702)
Cash flows provided (used) in financing activities	311,965	(3,080,489)
Effect of foreign currency translation	256,918	37,671
Net increase (decrease) in cash and cash equivalents	$2,154,938	(442,464)

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash provided by operating activities decreased in the year ended December 31, 2011 by $986,615 to $2,207,441 from net cash provided by operating activities of $3,194,056 for the year ended December 31, 2010, which represented a 30.9% decrease from the prior year. These changes were mainly brought about by changes as follows: an increase in cash used in prepaid leases of $4,581,615, an increase in cash used in payment of accounts payable and accrued expenses of $1,232,274, and a decrease in cash provided from advances from customers of $1,188,431. These decreases were offset by an increase in net income of $2,825,486 or an increase of 58.4% over the prior period ended December 31, 2010, an increase in cash used in accounts receivable of $1,998,788, and a decrease in cash used in inventory of $861,762.

Net cash used in investing activity increased by $27,684 in the period ended December 31, 2011 compared to the same period in 2010 which is mainly due to an increase in cash used for our acquisition of machinery and equipment of $507,523, offset by an decrease in cash used in buyout of existing shareholder of $300,000.

Net cash provided by financing activities increased by $3,392,454 to $311,965 in the period ended December 31, 2011 compared to $3,080,489 used in financing activities in the same period of 2010. This was mainly due to an increase in cash provided by short-term loans of $2,035,540, a decrease in cash payment to related parties of $1,980,459, offset by an increase in cash used in repayment of a long-term bank loan of $809,900.

 Working capital at December 31, 2011 increased by $4,511,947 to 3,817,366 from $-694,581 over the same period ended December 31, 2010, primarily as a result of our lease of 7,326.5mu of orchards where approximately 308,000 mature navel orange trees are cultivated for a total lease price of $15,507,804 (RMB98,524,800) in 2011, which we have paid off as of September 30, 2012.

We believe our operating cash is sufficient to sustain current level operations for at least the next twelve months due to the reasons described in the liquidity and capital resources section for the nine months ended September 30, 2012 and 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues. For the nine months ended September 30, 2012, we had net revenues of $8,903,185, as compared to net revenues of $9,263,956 for the nine months ended September 30, 2011, a decrease of approximately $360,771 or 3.9%. The decrease in net revenues was primarily attributable to a decrease in our sales prices, offset by an increase in sales volume. As output of navel oranges in the south of Jiangxi Province increased at the end of 2011, the navel orange market became more competitive. Furthermore, in the first quarter of 2012, due to cost increases in rent, shipping and labor, our customers, mainly wholesalers, suffered losses in their profit margin. In order to accommodate our customers and maintain our market share, we reduced our sale prices. As a result, our average sale price decreased to $0.80 per kg for the nine months ended September 30, 2012 from $0.90 per kg for the nine months ended September 30, 2011. On the other hand, as navel orange orchards in our leased farmland became more mature, we were able to harvest more navel oranges starting in October 2011 as compared to the same harvest season of 2010. Hence, we were able to sell more navel oranges during the nine months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, the sales volume increased to approximately 11,154,475 kg from approximately 10,289,215 kg for the nine months ended September 30, 2011, an increase of approximately 8.4%.

The average sales price per kg for the nine months ended September 30, 2012 decreased by approximately 11.1%, while sales volume only increased by approximately 8.4%, as shown below:

Nine months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
September 30, 2011	10,289,215	0.90	9,263,956
September 30, 2012	11,154,475	0.80	8,903,185
Variance	865,260	(0.10)	(360,771)
% Variance	8.4%	(11.1)%	(3.9)%

Cost of sales. Cost of sales increased by $383,447, or 9.6%, from $3,980,146 for the nine months ended September 30, 2011 to $4,363,593 for the nine months ended September 30, 2012, mainly as a result of an 8.4% increase in the sales volume. Although the labor cost and prices we paid to our suppliers continued to increase, we were able to lower our costs by turning to more self-cultivation, which usually cost less than direct purchase of navel oranges. As a result, our costs remained stable period over this period.

Gross profit and gross margin. Our gross profit was $4,539,592 for nine months ended September 30, 2012 as compared to $5,283,810 for the nine months ended September 30, 2011, representing gross margin of 51.0% and 57.0%, respectively. The decrease in our gross profit margin was mainly attributable to decreases in sales prices that occurred in the nine months ended September 30, 2012, while our unit cost stayed even at approximately $0.39 period over period.

Selling expenses. Selling expenses were $740,707 and $372,142 for the nine months ended September 30, 2012 and 2011, respectively. Selling expenses consisted of the following:

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	Increase/decrease
Shipping and handling	433,331	317,125	36.6%
Compensations and related benefits	32,672	34,518	(5.3)%
Advertising and promotion	243,700	10,521	2216.3%
Others	31,004	9,978	210.7%
Total	740,707	372,142	99.0%
Selling expense as % of revenues	8.3%	4.0%

Shipping and handling expenses increased by $116,206 or 36.6%, mainly as a result of approximately $112,500 in extra costs related to ocean shipping incurred for oranges sold to the United Arab Emirates.

Compensation and related benefits decreased by $1,846 or 5.3% as in the nine months ended September 30, 2012, we reallocated one person from sale department to administration, offset by more travelling expenses we incurred.

Advertising and promotion expense increased by $233,179, as a result of our marketing campaign in 2012. In order to promote our brand name, General Red Navel Oranges, we spent more on advertisements in 2012. Specifically, we signed a contract to promote our brand name through internet microblogging for a total price of approximately $239,000 in March 2012.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses. General and administrative expenses amounted to $602,236 for the nine months ended September 30, 2012, as compared to $392,712 for the same period in 2011, an increase of $209,524 or 53.4%. General and administrative expenses consisted of the following:

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	Increase/decrease
Compensation and related benefits	213,531	191,240	11.7%
Depreciation	52,286	49,608	5.4%
Professional service	197,111	10,208	1830.9%
Office expense	39,417	19,025	107.2%
Amortization of land use right	2,728	2,653	2.8%
Others	97,163	119,978	(18.4)%
Total	602,236	392,712	53.4%
G&A expense as % of revenues	6.8%	4.2%

Compensation and related benefits increased by $22,291 or 11.7%, mainly because we hired additional staff in the nine months ended September 30, 2012 in order to better manage our cultivation activities.

Depreciation expense increased by $2,678 or 5.4% due to completion of construction of our Plastic Sorting Workshop worth approximately $132,000 and addition of certain equipment in December 2011, which we started to record depreciation of workshop and equipment during the nine months ended September 30, 2012.

Professional service fees increased by $186,903 mainly as a result of an appraisal fee of approximately $20,000 associated with a bank loan application and approximately expense of $159,000 related to being a U.S. public company, including legal and auditor fees in preparation for being a public company in the U.S. market.

Office expense increased by $20,392 or 107.2%, mainly due to Hanxin Agriculture, which became our base of operations in Nanchang, Jiangxi Province. As a result, its expense increased moderately.

Amortization of land use right increased by $75 or 2.8%, due to variance in the exchange rate of the US dollar to RMB.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period depending on different circumstances.

Income from operations. For the nine months ended September 30, 2012, income from operations was $3,196,649, as compared to $4,518,956 for the nine months ended September 30, 2011, a decrease of $1,322,307 or 29.3%.

Other income (expenses). For the nine months ended September 30, 2012, other expense amounted to $187,225 as compared to other expenses of $53,380 for the same period in 2011. For the nine months ended September 30, 2012 and 2011, other income (expense) mainly included:

Interest expense increased by $95,235 or 57.4% period over period due to a significant increase in the average balance of our bank loans.

Other income mainly includes certain government subsidies such as bank loan interest discount and an eco-irrigation subsidy. In the nine months ended September 30, 2012, we received government subsidies of approximately $55,609, as compared to $176,490 for the nine months ended September 30, 2011. Government subsidies vary from time to time.

Income tax expense. For both the nine months ended September 30, 2012 and 2011, income tax amounted to $0. We began enjoying an income tax exemption in January 2011 for processing agricultural commodities.

Net income. As a result of the factors described above, our net income for the nine months ended September 30, 2012 was $3,009,424. For the nine months ended September 30, 2011, we had net income of $4,572,336.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $129,841 for the nine months ended September 30, 2012 as compared to $711,500 for the same period year 2011. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the nine months ended September 30, 2012, comprehensive income of $3,139,265 is derived from the sum of our net income of $3,009,424 plus foreign currency translation gain of $129,841.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our balance of cash and cash equivalents was $351,045. As of September 30, 2011, our balance of cash and cash equivalents was $770,267.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30,	September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,277,692)	3,086,051
Cash flows (used in) investing activities	(291,885)	(546,519)
Cash flows provided by (used) in financing activities	(1,091,458)	(2,795,939)
Effect of foreign currency translation	22,351	191,883
Net (decrease) increase in cash and cash equivalents	$(2,638,684)	(64,524)

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash used in operating activities increased in the nine months ended September 30, 2012 by $4,363,743 to $1,277,692 from net cash provided by operating activities of $3,086,051 for the nine months ended September 30, 2011. These changes were mainly brought about by changes as follows: a decrease in net income of $1,562,912, an increase in cash used in prepaid leases of $6,601,774, a decrease in cash provided by accounts receivable of $1,270,991 and an increase in cash used in inventory of $576,611. This was offset by an increase in cash provided from accounts payable and accrued expenses of $3,494,342, an decrease in cash used in advance payment of $564,602, an increase in cash used in customer deposits of $932,556 and an increase in cash provided by advances from customers of $604,769.

Net cash used in investing activity decreased by $254,634 in the period ended September 30, 2012 compared to the same period ended in 2011, which is mainly due to less cash spending on acquisition of machinery and equipment.

Net cash used in financing activities decreased by $1,704,481 to $1,091,458 in the period ended September 30, 2012 compared to $2,795,939 used in financing activities at the same period ended in 2011. This was due to an increase in repayment of bank loans.

Working capital at September 30, 2012 decreased by $4,292,481 to $-475,115 from $3,817,366 at December 31, 2011. As of September 30, 2012, we cultivated a total of approximately 515,800 navel orange trees. Based on past experience, each of these trees can produce 40-45 kg of navel oranges on average. As such, we estimate that our self-cultivated trees will produce a total output of approximately 17.5 million kg of navel oranges. In addition, we plan to purchase approximately 5 million kg of navel oranges. After processing, the final navel oranges output for sale will become approximately 21 million kg. Based on historical sale price of 0.80 (RMB4.9) per kg, we expect that our sale revenue will be approximately $16.2 million (RMB102.3 million) which will become our cash inflow as we usually collect our receivables in short period. On the other side, we expect our total cash outflow will become $7.2 million (RMB 45 million), which includes lease payment of $1.57 million (RMB9.9 million), cultivation expense of $0.32(RMB 2 million), orange processing payment of 1.14 million (RMB7.1 million), purchase cost of navel oranges of $2.06 (RMB13 million), shipping expense of $0.83 million (RMB 5.25 million), tax of $0.44 million (RMB2.75 million), administration expense of $0.48 (RMB3 million) and other sales expense of $0.32 million (RMB2 million). As a result, the expected net positive operational cash inflow will become $9.08 million (RMB57.3 million).

Furthermore, as we are listed by the lending bank as a good credit customer, we reasonably believe that our short-term bank loans will be renewed at their maturity dates. On November 20, as a replacement of the existing short-term bank loan as of September 30, 2012, the Company obtained a new bank loan of approximately $4,226,610 (RMB26,7000,000) from Agricultural Development Bank of China.

In the nine months ended September 30, 2012, we spent approximately $243,000 in advertising and promotion. We plan to continue to promote our brand name through a variety of media. Total spending in next twelve months is estimated to be around $400,000 (RMB2.5 million), among which approximately $200,000(RMB1.25 million) is for internet broadcasting, $100,000(RMB0.75 million) is for TV and radio broadcasting and the remaining is for other media.

In order to stay cost competitive in the long-run, we plan to lease no more than 150,000 additional orange trees within the next twelve months. Based on the lease rate of approximately $51(RMB320) per tree in 2011, the total spending is estimated to be no more than $7,650,000 (RMB48 million).

Although we will continue to invest in our business, with expected positive operating cash flow fueled by our profit, we believe our operating cash is sufficient to sustain current level operations for at least the next twelve months

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Transition Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as September 30, 2012, and have concluded that as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our current directors, executive officers and director nominee.

Name	Age	Position
Xingping Hou	51	Chairman, Chief Executive Officer and President
Shaokang Zeng	34	Chief Financial Officer and Director
Yongjun Zeng	41	Secretary and Director

Xingping Hou, Chairman, Chief Executive Officer and President. Mr. Hou will serve as our Chairman, Chief Executive Officer and President. Mr. Hou has served as the Executive Director, Manager of General Fruit since March 2003 and as the Executive Director, Manager of General Preservation since July 2003. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. He has also served as the Chairman of the Board and President of General Red International, Inc. since November 2007. Since May 2011, Mr. Hou has served as the Chief Executive Officer, President and Chairman of General Red Holding, Inc. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou graduated from the PLA Nanchang Army Institute.

Shaokang Zeng, Chief Financial Officer and Director. Mr. Zeng will serve as our Chief Financial Officer and a director. Mr. Zeng has served as the Finance Department Manager of General Fruit since December 2006. Mr. Zeng graduated from the People’s University of China where he studied accounting and received an MBA from Beijing University of Chemical Technology, College of Business Administration.

Yongjun Zeng, Secretary and Director . Mr. Zeng will serve as our Secretary and a director. Mr. Zeng has served as the Assistant General Manager of General Fruit since August 2003. Since May 2011, Mr. Zeng has also served as the Vice President of General Red Holding, Inc. He has also served as a director of General Red Industry Group Co., Ltd. since March 2006. Mr. Zeng graduated from the Central University of Finance and Economics College of Adult Education where he studied finance.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on August 5, 2012. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to Room 2903, Unit B, Jianwai SOHO East District, 39 East Third Ring Road Central, Chaoyang District, Beijing City, China.

Committees of the Board of Directors

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

None of our executive officers, namely Xingping Hou, our Chief Executive Officer, and Shaokang Zeng, our Chief Financial Officer, have received compensation, paid or accrued, by the Company or its subsidiaries during the transition period of January 1, 2012 through September 30, 2012 or in the fiscal years ended December 31, 2011 and 2010. We do not have any employment agreements with our executive officers. However, we intend to enter into executive employment agreements in January 2013, which will provide for terms of compensation for our executive officers.

Director Compensation

Currently our directors serve without compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 11, 2012 (after giving effect to the Share Exchange and the related issuances) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 20, 2012, we had 127,349,551 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Room 2903, Unit B, Jianwai SOHO East District, 39 East Third Ring Road Central, Chaoyang District, Beijing City, China.

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Xingping Hou (3)	79,982,724	62.80

Yongjun Zeng	26,505	*

Shaokang Zeng	—	—

Across Asia Investments Limited (4)	8,660,000	6.80

Ever Shining Investments Limited (5)	8,670,000	6.81

Hua Mei Investments Limited (3)	79,982,724	62.80

Zhihao Sabio Zhang (3)	79,982,724	62.80

All officers and directors as a group (3 persons)	80,009,229	62.83

*Less than 1 percent

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.
(2)	Based on 127,349,551 shares of Common Stock outstanding as of December 20, 2012.
(3)	Xingping Hou is the sole director of Hua Mei Investments Limited, and Zhihao Sabio Zhang owns all of the outstanding shares of Hua Mei Investments Limited. Pursuant to a call option agreement dated July 1, 2012, Mr. Hou has the right to purchase all of the shares in Hua Mei Investments Limited held by Mr. Zhang. Such option vests in three annual installments over a period of three years, of which 34% becomes exercisable on July 1, 2013, 33% becomes exercisable on July 1, 2014, and the remaining 33% becomes exercisable on July 1, 2015. The option expires on July 1, 2017.
(4)	Shiqiu Xiao controls Across Asia Investment Limited.
(5)	Chunquan Luo controls Ever Shining Investment Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Other than as disclosed below, there were no transactions with related parties during the Transition Period or the fiscal years ended December 31, 2011 and 2010.

Transactions with Entities Under Common Control

In the fiscal year ended December 31, 2010, an aggregate of $501,751 was loaned to the company by Mr. Xingping Hou, and his affiliated entity, Xingguo Hong Tian Xia Mountain Tea Oil Co. Ltd. Such amounts were non-interest bearing and repaid in full in 2011.

Related Party Loans

Transactions with a Major Shareholder

In the fiscal year ended December 31, 2011 and in the nine months ended September 30, 2011, Huamei, the major shareholder loaned the company approximately $328,434 and $131,280, respectively. Xingping Hou is the sole director of Hua Mei and has the right to purchase all of the shares in Hua Mei. These loans are non-interest bearing and payable on demand. The proceeds of these loans were utilized as working capital.

In September 2012, Huamei and Greater China International entered into an agreement to forgive debt in the amount of $307,720, owed by Greater China International, to be converted and contributed to the capital reserve of the company. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,898,429 after the conversion.

 Director Independence

Currently, we do not have any independent directors. Since our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee. However, we do intend to comply with the independent director and committee composition requirements in the future.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Patrizio & Zhao, CPA (“Patrizio”), whom we engaged on July 11, 2012, after dismissal of our prior principal independent auditor, Weinberg & Baer LLC (“Weinberg”).  Prior to the Share Exchange, Weinberg performed the audit for the fiscal years ended December 31, 2011 and 2010 and reviewed the Company’s unaudited financial statements through the quarter ended June 30, 2012.  Patrizio performed the audit for the Company on a consolidated basis, post-Share Exchange, for the Transition Period and for the fiscal years ended December 31, 2011 and 2010. The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010 and review of the Company’s unaudited financial statements through the quarter ended June 30, 2012 were as follows:

	December 31, 2011	December 31, 2010
Audit Fees	$13,000	$—
Audit Related Fees	—	—
Tax Fees	250	250
All Other Fees	—	—

The aggregate fees billed by Patrizio for professional services rendered for the audit of the Company’s annual financial statements for the Transition Period and for the fiscal years ended December 31, 2011 and 2010 were as follows:

	Transition Period ended September 30, 2012	December 31, 2011	December 31, 2010
Audit Fees	$70,000	$70,000	$70,000
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at September 30, 2012, December 31, 2011 and 2010	F-2

Consolidated Statements of Operations and Comprehensive Income for the Transition Period ended September 30, 2012 and the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements of Stockholders’ Equity for the Transition Period ended September 30, 2012 and the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the Transition Period ended September 30, 2012 and the Years Ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit
No.	Description
2.1 (1)	Share Exchange Agreement, dated July 11, 2012
10.1 (2)	Call Option Agreement, dated July 1, 2012
10.2 (1)	Form of Orange Purchase Contract
10.3 (1)	Property Use Certificates, dated August 30, 2007 (translation)
10.4 (1)	Land Use Certificate, dated November 15, 2005 (translation)
10.5 (1)	Office Lease Contract, dated March 1, 2011, between General Fruit and Shiyong Xu (translation)
10.6 (1)	Office Lease Contract, dated February 10, 2012, between General Fruit and Taixiang Wang (translation)
10.7	Agreement, dated September 25, 2012, between Hua Mei and Greater China International (translation)*
14.1	Professional Ethics and Code of Conduct for Senior Management (translation)**
14.2	Professional Ethics and Code of Conduct for Employees (translation)**
16.1 (1)	Letter of Weinberg & Baer LLC to the SEC, dated July 12, 2012
21 (1)	Subsidiaries of the Registrant
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1 (4)	Audited consolidated balance sheets of General Red Holding, Inc. and its subsidiaries for the fiscal year ended December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years ended December 31, 2011
99.2 (4)	Unaudited consolidated balance sheets of General Red Holding, Inc. and its subsidiaries as of June 30, 2012, the related consolidated statements of income for the six months ended June 30, 2012, and the related consolidated statements of cash flows for the six months ended June 30, 2012
99.3 (1)	Unaudited pro forma financial statements and related notes thereto
99.4 (3)	Unaudited Interim Consolidated Financial Statements of General Red Holding, Inc. as of June 30, 2012 and for the six months ended June 30, 2012 and 2011

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** To be filed by amendment.

(1)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2012 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 29, 2012 and incorporated herein by reference.
(3)	Filed as Exhibit 99.4 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated herein by reference.
(4)	Filed as Exhibits to Amendment No. 5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2012 and incorporated herein by reference.

GELTOLOGY, INC.

Consolidated Financial Statements

September 30, 2012 and 2011

Patrizio & Zhao, LLC
Certified Public Accountants and Consultants	322 Route 46 West
Parsippany, NJ 07054
Member of	Tel: (973) 882-8810 Fax: (973) 882-0788 www.pzcpa.com
Alliance of worldwide accounting firms

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Geltology, Inc.

We have audited the accompanying consolidated balance sheets of Geltology, Inc. (the “Company”) as of September 30, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive income for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010, changes in equity for the nine months ended September 30, 2012 and for the years ended December 31, 2011 and 2010, and cash flows for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geltology, Inc. as of September 30, 2012 and December 31, 2011, and the consolidated results of their operations and their consolidated cash flows for the nine months ended September 30, 2012 and 2011, and for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

December 28, 2012

GELTOLOGY, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$351,045	$2,989,729
Restricted cash	277,025	275,450
Accounts receivable	-	1,436,890
Inventory	3,592,468	2,058,467
Advance payments	37,699	1,850,888
Prepaid leases - current	1,559,648	1,550,780
Other current assets	20,679	14,731
Total current assets	5,838,564	10,176,935

Property and equipment, net	15,586,175	16,053,123

Other assets:
Intangibles, net	157,096	158,911
Prepaid leases – non current	11,311,206	3,102,977
Total other assets	11,468,302	3,261,888

Total assets	$32,893,041	$29,491,946

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$559,646	$431,807
Short-term bank loans	4,163,290	5,351,600
Due to related party	151,994	328,434
Customer deposits	1,393,040	-
Other current liabilities	45,709	247,728
Total current liabilities	6,313,679	6,359,569

Total liabilities	6,313,679	6,359,569

Stockholders’ Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized 127,349,551 and 125,112,803 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12,735	12,511
Additional paid-in capital	4,898,429	4,590,933
Statutory reserve	2,079,158	1,762,042
Retained earnings	17,663,566	14,971,258
Accumulated other comprehensive income	1,925,474	1,795,633
Total stockholders’ equity	26,579,362	23,132,377

Total liabilities and stockholders’ equity	$32,893,041	$29,491,946

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Income

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2012	2011	2011	2010

Sales	$8,903,185	$9,263,956	$17,096,403	$13,820,121

Cost of sales	4,363,593	3,980,146	8,007,614	7,255,714

Gross profit	4,539,592	5,283,810	9,088,789	6,564,407

Operating expenses
Selling expenses	740,707	372,142	748,149	516,459
General and administrative expenses	602,236	392,712	746,618	568,278
Total operating expenses	1,342,943	764,854	1,494,767	1,084,737

Income from operations	3,196,649	4,518,956	7,594,022	5,479,670

Other income (expenses):
Government subsidy	55,609	176,490	228,592	295,880
Interest income	17,876	10,716	12,730	5,148
Interest expense	(261,223)	(165,988)	(214,597)	(220,161)
Other income, net	513	32,162	41,533	114,419
Total other income (expenses)	(187,225)	53,380	68,258	195,286

Income before provision for income taxes	3,009,424	4,572,336	7,662,280	5,674,956

Provision for income taxes	-	-	-	838,162

Net income	3,009,424	4,572,336	7,662,280	4,836,794

Other comprehensive income
Foreign currency translation adjustment	129,841	711,500	883,187	464,201

Total comprehensive income	$3,139,265	$5,283,836	$8,545,467	$5,300,995

Earnings per share:
Basic and diluted	$0.02	$0.04	$0.06	$0.04

Weighted average number of shares outstanding:
Basic and diluted	125,781,297	125,112,803	125,112,803	125,112,803

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY, INC.

Consolidated Statements of Changes in Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid in	Retained	Statutory	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity	Interest	Equity

Balance at January 1, 2010	125,112,803	$12,511	$4,798,514	$3,473,237	$431,150	$448,245	$9,163,657	$722,850	$9,886,507

Purchase of subsidiary shares from Noncontrolling interest	-	-	-	-	-	-	-	(293,400)	(293,400)

Comprehensive income:
Net income	-	-	-	4,836,794	-	-	4,836,794	-	4,836,794
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	450,174	450,174	-	450,174
Comprehensive income							5,286,968		5,286,968

Acquisition of noncontrolling interest	-	-	85,584	-	-	9,771	95,355	(95,355)	-
Acquisition of noncontrolling interest	-	-	-	291,675	-	3,539	295,214	(295,214)	-
Acquisition of subsidiary	-	-	(293,165)	-	-	-	(293,165)	-	(293,165)

Statutory reserve	-	-	-	(498,813)	536,977	717	38,881	(38,881)	-

Balance at December 31, 2010	125,112,803	$12,511	$4,590,933	$8,102,893	$968,127	$912,446	$14,586,910	$-	$14,586,910

Comprehensive income:
Net income	-	-	-	7,662,280	-	-	7,662,280	-	7,662,280
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	883,187	883,187	-	883,187
Comprehensive income							8,545,467	-	8,545,467

Statutory reserve	-	-	-	(793,915)	793,915	-	-	-	-

Balance at December 31, 2011	125,112,803	$12,511	$4,590,933	$14,971,258	$1,762,042	$1,795,633	$23,132,377	$-	$23,132,377

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY, INC.

Consolidated Statements of Changes in Equity (continued)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid in	Retained	Statutory	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity	Interest	Equity

Balance at December 31, 2011	125,112,803	$12,511	$4,590,933	$14,971,258	$1,762,042	$1,795,633	$23,132,377	$-	$23,132,377

Effect of reverse merger	2,236,748	224	(224)	-	-	-	-	-	-

Additional paid in capital in exchange for due to shareholder	-	-	307,720	-	-	-	307,720	-	307,720

Comprehensive income:
Net income	-	-	-	3,009,424	-	-	3,009,424	-	3,009,424
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	129,841	129,841	-	129,841
Comprehensive income							3,139,265	-	3,139,265

Statutory reserve	-	-	-	(317,116)	317,116	-	-	-	-

Balance at September 30, 2012	127,349,551	$12,735	$4,898,429	$17,663,566	$2,079,158	$1,925,474	$26,579,362	$-	$26,579,362

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY, INC.

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2012	2011	2011	2010

Cash flows from operating activities:
Net Income	$3,009,424	$4,572,336	$7,662,280	$4,836,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	854,128	717,587	1,045,356	954,205
Changes in assets and liabilities:
Accounts receivable	1,447,114	2,718,105	1,319,501	(679,287)
Inventory	(1,524,347)	(947,736)	820,632	(41,130)
Advance payments	1,826,308	1,261,706	(345,683)	(435,718)
Prepaid leases	(8,201,869)	(1,600,095)	(4,581,615)	-
Other current assets	(5,872)	100,306	127,012	(42,034)
Accounts payable and accrued expenses	126,165	(3,368,177)	(3,140,335)	(1,908,061)
Advances from customers	-	(604,769)	(607,987)	580,444
Customer deposits	1,394,976	462,420	-	-
Other current liabilities	(203,719)	(225,632)	(91,720)	(71,157)
Total adjustments	(4,287,116)	(1,486,285)	(5,454,839)	(1,642,738)

Net cash provided by (used in) operating activities	(1,277,692)	3,086,051	2,207,441	3,194,056

Cash flows from investing activities:
Acquisition of property and equipment	(182,000)	(433,553)	(621,386)	(113,863)
Addition to construction in progress	(109,885)	(112,966)	-	(179,839)
Buyout of existing shareholder	-	-	-	(300,000)

Net cash used in investing activities	(291,885)	(546,519)	(621,386)	(593,702)

Cash flows from financing activities:
Restricted cash	-	-	(131,716)	(22,191)
Proceeds from short-term bank loans	-	-	2,479,360	443,820
Proceeds from long-term bank loans	-	(1,541,400)	-	-
Repayment of short-term bank loans	(1,220,604)	(816,942)	-	-
Repayment of long-term bank loans	-	-	(1,549,600)	(739,700)
Due to related parties	129,146	(437,597)	(486,079)	(2,466,538)
Repayment of related party loans	-	-	-	(295,880)

Net cash provided by (used in) financing activities	(1,091,458)	(2,795,939)	311,965	(3,080,489)

Effect of foreign currency translation	22,351	191,883	256,918	37,671

Net increase (decrease) in cash and cash equivalents	(2,638,684)	(64,524)	2,154,938	(442,464)

Cash and cash equivalents – beginning	2,989,729	834,791	834,791	1,277,255

Cash and cash equivalents – ending	$351,045	$770,267	$2,989,729	$834,791

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

Getology Inc. (“Gelt”), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of the State of Delaware on March 24, 2010. The accompanying consolidated financial statements include the financial statements of Geltology, Inc. and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

On July 11, 2012, Gelt completed a reverse acquisition of General Red Holding, Inc. (“GRH”), which was established under the laws of the State of Delaware on January 18, 2011. To accomplish the Share Exchange Agreement, Gelt issued to GRH an aggregate of 125,112,803 shares of the common stock of Gelt, at par value of $0.0001 per share. Gelt was delivered with zero assets and zero liabilities at time of closing. Immediately prior to the Share Exchange, Gelt had 6,750,000 shares of Common Stock issued and outstanding. Simultaneously with the transaction, the two principal shareholders of Gelt surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them. The transaction was regarded as a reverse merger whereby GRH was considered to be the accounting acquirer. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of GRH. Thus, GRH is the continuing entity for financial reporting purposes. The financial statements have been prepared as if GRH had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

On September 30, 2011, GRH entered into a Share Transfer and Issuance Agreement (the “Agreement”) with Han Glory International Investment Limited (“Han Glory International”), a company incorporated on April 28, 2011 under the laws of British Virgin Islands and Hua Mei Investments Limited (“Hua Mei”), a company incorporated on April 26, 2011 under the laws of the British Virgin Islands. Under the Agreement, GRH issued 74,814,862 shares to Hua Mei, the sole stockholder of Han Glory International, in exchange for all shares and beneficial interest of Han Glory International. This transaction is treated as a reverse merger, and therefore, after the share exchange, Han Glory International became the wholly owned subsidiary of GRH.

On May 18, 2011, Han Glory International purchased all shares of Greater China International Investment Limited (“Greater China International”), a company incorporated on December 4, 2009 under the laws of Hong Kong, from Zhihao Zhang, the sole stockholder of Greater China International, for $1,290 (HK$10,000). As a result, Greater China International became the wholly owned subsidiary of Han Glory International.

On January 13, 2010, Greater China International formed Nanchang Hanxin Agriculture Technology Co., Ltd, a wholly foreign-owned enterprise (“WFOE”) in the city of Nanchang, Jiangxi Province, the People’s Republic of China (“PRC”).

On February 5, 2010, WFOE purchased all shares of Xingguo General Fruit Industry Development Co., Ltd (“General Fruit”) from Jiangjun Hong Group Co., Ltd., Xingping Hou and Jiefeng Ren for $293,400. As a result, WFOE acquired 100% interest in General Fruit. This transaction was a capital transaction in substance. That is, the transaction was a reverse recapitalization, equivalent to the issuance of stock by General Fruit for the net monetary assets of WFOE accompanied by a recapitalization.

General Fruit was formed in Xingguo County, Jiangxi Province, under the corporate laws of PRC on March 5, 2003. The primary business of General Fruits is to grow and sell navel oranges. On July 14, 2008, after a series of equity transfer agreements, General Fruits acquired 90% interest in Xingguo General Red Navel Orange Preservation Company, Ltd. (“General Preservation”). On July 25, 2010, General Fruits purchased the remaining 10% interest in General Preservation from Xingping Hou, the minority stockholder, for $295,000 (RMB 2,000,000) and owns 100% of General Preservation thereafter.

General Preservation, a citrus fruits company primarily engaged in preserving, packaging and marketing premium navel oranges, was formed as a limited liability company in Xingguo County, Jiangxi Province under PRC laws on November 22, 2005. General Preservation provides wholesale, retail, and institutional customers in China and several other countries with premium navel orange fruits under the trademark of “General Red”.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business (continued)

On September 26, 2011, GRH purchased all shares of Sheng Da Holding Limited (“Sheng Da BVI”), a company incorporated on May 18, 2011 under the laws of the British Virgin Islands, from General Red Company, Ltd (“General Red BVI”), a limited liability company incorporated on August 28, 2008 under the laws of British Virgin Islands, for $23,000. As a result, Sheng Da BVI became the wholly owned subsidiary of GRH. On September 29, 2011, Sheng Da BVI entered into a series of new agreements to terminate the old agreements with General Preservation, which were originally signed between General Red BVI and General Preservation on November 17, 2008, amended on June 10, 2011, and transferred to Sheng Da BVI by General Red BVI on June 30, 2011. The old agreements included a Consultation Agreement, an Operating Agreement, a Share Pledge Agreement, a Proxy Agreement and an Option Agreement. Upon the entry of these new agreements, General Preservation is no longer the Variable Interest Entity of Sheng Da BVI.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note 22)

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include intangible assets, useful lives, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Restricted cash is excluded from cash equivalents.

Accounts Receivable And Allowance For Doubtful Accounts

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances outstanding between six months and twelve months, 3% of accounts receivable outstanding for more than one year but less than two years, and 100% of accounts receivable balances outstanding for more than two years. As of September 30, 2012 and December 31, 2011, no allowance was deemed necessary as all receivables were aged less than six months.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of September 30, 2012 and December 31, 2011, no provisions were deemed necessary as no obsolete and slow-moving inventories were observed.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Electronic equipment	5 years
Vehicles	10 years
Machinery and equipment	5 to 15 years
Buildings and improvements	5 to 20 years
Navel orange orchards	11 to 30 years

Construction in progress primarily represents the construction costs of buildings, machinery, equipment and agricultural improvements made to orchards. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Navel orange orchards consist of orchards the Company planted and acquired from local farmers. The planting cost includes cost related to land leveling, saplings, fertilizer, labor and facility on orchard lands. The planting cost was recorded as the property cost. In 2008 and 2011, the Company directly acquired certain navel orange trees from local farmers and recorded the purchase cost as property cost.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the statements of operations and comprehensive income.

Long-Lived Assets

In accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. As of September 30, 2012 and December 31, 2011, no impairment losses were deemed necessary.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using the straight-line method. Intangible assets with infinite life are not subject to amortization and are tested for impairment at a minimum once a year to determine possible impairment loss. Land use rights with a finite useful life are amortized on a straight-line basis over its estimated useful life of 50 years and included in general and administrative expenses.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue primarily from sale of navel oranges. Revenue is recognized in accordance with the provisions of ASC Topic 605, which provides that revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advances from customers. As of September 30, 2012 and December 31, 2011, advances from customers amounted to $1,393,040 and $0, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. For the nine months ended September 30, 2012 and 2011, and the years ended December 31, 2011 and 2010, no differences were noted between the book and tax bases of the Company’s assets and liabilities, and therefore no deferred tax assets or liabilities were recorded.

The newly enacted PRC Corporate Income Tax (“CIT”) law provides tax exemption to enterprises that are engaged in agricultural businesses. General Fruit has been approved for tax exemption since its formation. The exemption is expected to be permanent unless the applicable provisions of the CIT law change.

General Preservation was approved for such exemption on April 19, 2011, but was retroactively effective from January 1, 2011 through December 31, 2011. The tax exemption privilege is valid for one year and renewable each year upon inspection by local tax authorities. As of September 30, 2012, this income tax exemption has been extended to December 31, 2012.

Value Added Taxes

Under the Provisional Regulations of the PRC’s Value Added Tax (“VAT”) law, the Company is responsible for collecting VAT on sales of products and to pay VAT on purchases of raw materials. Sales and cost of sales are reported net of VAT. At the end of each month, a net amount in favor of sales VAT will be remitted to the central government while a net amount in favor of purchase VAT will be carried forward to offset future sales VAT.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and other financial instruments.  The carrying values of cash equivalents, accounts receivable, accounts payable, and the Company’s borrowings from related party approximate their fair value because of the short maturity of these instruments.

The Company adopted FASB ASC 820-10, Fair Value Measurements.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, pays dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Ren Min Bi (“RMB”), the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of operations and comprehensive income (loss) and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts from RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	December 31, 2011
Balance sheet items, except for stockholders’ equity items	RMB 1: US$0.15830	RMB 1: US$0.15740

	September 30, 2012	September 30, 2011
Amounts included in the statements of operations and comprehensive income, and statements of cash flows for the nine months then ended	RMB 1: US$0.15852	RMB 1: US$0.15414

	December 31, 2011	December 31, 2010
Amounts included in the statements of operations and comprehensive income, and statements of cash flows for the years then ended	RMB 1: US$0.15496	RMB1: US$0.14794

Stockholders’ equity items	Historical rate	Historical rate

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Comprehensive Income

The Company has adopted FASB ASC Topic 220, “Reporting Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Earnings per share

Earnings per share were calculated in accordance with the ASC 260, “Earnings per share” (“EPS”). Basic net earnings per share were based upon the weighted average number of common shares outstanding. Diluted earnings per share were based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares that have an anti-dilutive effect (which increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any dilutive convertible shares and stock options. Hence, the diluted earnings per share are equivalent to the basic earnings per share.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2012 and 2011 was $243,700 and $10,521, respectively; and for the years ended December 31, 2011 and 2010 was $17,319 and $27,246, respectively.

Shipping and Handling Costs

The Company expensed the costs of shipping and handling as incurred. Shipping and handling costs for the nine months ended September 30, 2012 and 2011 was $433,331 and $317,125, respectively; and for the years ended December 31, 2011 and 2010 was $633,504 and $408,848, respectively.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11). ASU 2011-11 provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this update is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05). ASU 2011-05 provides guidance on presentation of comprehensive income with an objective to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s financial statements.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04). ASU 2011-04 provides amendments to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The adoption of this ASU will not have a material impact on the Company’s financial statements.

Reclassification

Certain amounts as of December 31, 2011 and December 31, 2010 were reclassified for presentation purpose.

Note 3 – Restricted Cash

As of September 30, 2012 and December 31, 2011, the Company had restricted cash of $277,025 and $275,450, respectively. These restricted cash balances are reserved as cash deposits held by a bank to secure bank loans. The cash deposit is subject to full or partial forfeiture if the Company fails to repay the short-term bank loan on time.

Note 4 – Inventory

Inventories as of September 30, 2012 and December 31, 2011 by major categories are summarized as follows:

	September 30, 2012	December 31, 2011

Raw materials	$143,651	$239,001
Work in Process	3,448,817	-
Finished goods	-	1,819,466
Total	$3,592,468	$2,058,467

Work in process consists of depreciation of navel orange orchards, rental, salary, fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually started in October. As of December 31, 2011, the Company had harvested all the navel oranges and had zero balance in work in process.

Note 5 – Advance Payments

Advance payments as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Advances to suppliers	$-	$1,810,863
Others	37,699	40,025

Total	$37,699	$1,850,888

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 5 – Advance Payments (continued)

Upon execution of purchase contracts with local farmer collectives, as a measure to secure title in the navel oranges to be purchased, the Company usually makes an advance payment equivalent to approximately 10% to 20% of the total contract price. Between the signing dates and the navel orange delivery dates, the Company usually makes additional advances to encourage prompt delivery from local farmers. Upon receipt of navel oranges, these advance payments are applied against related invoices. As of December 31, 2011, approximately RMB 11,504,849 ($1,810,863) has been advanced to local farmer collectives. As of September 30, 2012, the Company had made no advance payments or purchases of navel oranges as the Company’s operating cycle starts from October to March of the following year.

Note 6 – Property and Equipment

Property and equipment as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Electronic equipment	$110,100	$92,820
Vehicles	316,178	314,381
Machinery and equipment	2,004,449	1,836,565
Buildings and improvements	7,462,284	7,274,145
Navel orange orchards	10,316,711	10,258,057
Subtotal	20,209,722	19,775,968
Less: Accumulated depreciation	4,904,449	4,031,181
	15,305,273	15,744,787
Add: Construction in progress	280,902	308,336
Total	$15,586,175	$16,053,123

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $851,400 and $714,934, respectively; and for the years ended December 31, 2011 and 2010 was $1,041,801 and $950,810, respectively.

Note 7 – Intangible Assets

Intangible assets as of as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Land use rights	$181,613	$180,581
Less: Accumulated amortization	24,517	21,670

Total	$157,096	$158,911

Amortization expense for the nine months ended September 30, 2012 and 2011 was $2,728 and $2,653, respectively; and for the years ended December 31, 2011 and 2010 was $3,555 and $3,395, respectively.

Note 8 – Prepaid Leases

Prepaid leases as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Current	$1,559,648	$1,550,780
Non current	11,311,206	3,102,977

Total	$12,870,854	$4,653,757

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 8 – Prepaid Leases (continued)

On April 1, 2011, General Fruit entered into lease contracts with a group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2011. The lease terms are effective from January 1, 2011 through December 31, 2020. The aggregate lease amount is approximately RMB 98,524,800 ($15,507,803) and pursuant to the contract terms, as of September 30, 2012, the Company paid off the entire lease amount using cash generated from operations. These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expense for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011 was approximately RMB 7,391,520 ($1,171,704), RMB 9,852,480 ($1,526,740) and RMB 7,391,520 ($1,139,329), respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2013	$1,561,815
2014	1,561,815
2015	1,561,815
2016	1,561,815
2017	1,561,815
Thereafter	5,061,779
$12,870,854

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Accounts payable	$333,444	$300,604
Accrued expenses	226,202	131,203

Total	$559,646	$431,807

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Customer Deposits

As of September 30, 2012 and December 31, 2011, the Company had customer deposits of $1,393,040 and $0, respectively. Based on the sales contract, the Company’s sales distributors are required to make security deposits, which should be returned by April 30, 2013 upon execution of the contracts.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 11 – Short-Term Bank Loan

Short-term bank loans as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011
On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s property.	$4,163,290	$4,139,620

On November 25, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid on September 3, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s inventory.	$-	$1,211,980

Total	$4,163,290	$5,351,600

Note 12 – Due to Related Party

As of September 30, 2012 and December 31, 2011, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Huamei”), of $151,994 and $328,434, respectively. The balances consist of the following:

These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital. During the nine months period ended September 30, 2012, Huamei and the Company entered into an agreement to convert a debt in the amount of $307,720, owed to Greater China International to equity. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,898,429 after the conversion.

Note 13 – Income Taxes

The Company is a Delaware corporation and conducts all of its business through its Chinese subsidiaries, which operate in the PRC only. The Company’s U.S. holding company does not generate any U.S. income and accordingly there is no provision or benefit for U.S. income tax purposes.

Han Glory International is not subject to tax on income or capital gains under the laws of British Virgin Islands.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2011 and 2012. As a result, for the nine months ended September 30, 2012 and 2011, there was no income tax provision for the Company.

Note 14 – Stock Authorization and Issuance

On July 11, 2012, the Company entered into a Share Exchange Agreement with General Red Holding, Inc., another Delaware company (“GRH”) and acquired all of the outstanding capital stock of GRH. In connection with the Share Exchange Agreement, the Company issued to GRH an aggregate of 125,112,803 shares of the common stock of the Company, at par value of $0.0001 per share. Immediately prior to the Share Exchange, the Company had 6,750,000 shares of Common Stock issued and outstanding. In connection with the transaction, the two principal shareholders of the Company surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 15 – Statutory Reserve

The Company is required to make appropriations to statutory reserve, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. For the nine month ended September 30, 2012 and for the years ended December 31, 2011 and 2010, statutory reserve activity is as follows:

Balance – December 31, 2010	$968,127
Addition to statutory reserve	793,915
Balance – December 30, 2011	1,762,042
Addition to statutory reserve	317,116
Balance – September 30, 2012	$2,079,158

Note 16 – Government Subsidy Income

The Company obtained government subsidy in cash from local governments, such as bank loan interest discount and eco-irrigation subsidy. The amount obtained each year differed. For the nine months ended September 30, 2012, the year ended December 31, 2011 and nine months ended September 30, 2011, the government subsidy received was $55,609, $228,592 and $176,490, respectively.

Note 17 – Earnings Per Share

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Nine Months Ended September 30,
	2012	2011

Net income	$3,009,424	$4,572,336

Weighted average common shares
(denominator for basic earnings per share)	125,781,297	125,112,803

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted earnings per share)	125,781,297	125,112,803

Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 17 – Earnings Per Share (continued)

	Years Ended December 31,
	2011	2010

Net income	$7,662,280	$4,836,794

Weighted average common shares
(denominator for basic earnings per share)	125,112,803	125,112,803

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted earnings per share)	125,112,803	125,112,803

Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.06	$0.04

Note 18 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 19 – Risk of Concentrations and Credit Risk

For the nine months ended September 30, 2012, three vendors accounted for approximately 66% of the Company’s raw materials, while for the nine months ended September 30, 2011, five vendors accounted for approximately 87% of the Company’s raw materials. Purchases from these vendors were $2,365,103 and $755,560 for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, one customer accounted for $965,293 in sales, or approximately 11% of the Company’s total sales. For the nine months ended September 30, 2011, no single customer accounted for more than 10% of the Company’s total sales.

For the year ended December 31, 2011, five vendors accounted for approximately 98% of the Company’s raw materials, while for the year ended December 31, 2010, five vendors accounted for approximately 72% of the Company’s raw materials. Purchases from these vendors were $716,329 and $4,767,129 for the years ended December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011 and 2010, no single customer accounted for more than 10% of the Company’s total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions where the Company maintains its cash and cash equivalents are financially sound and credit risk is minimal with respect to these investments.

GELTOLOGY, INC.

Notes to Consolidated Financial Statements

Note 20– Supplemental Schedule of Non-cash Activities

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2012	2011	2011	2010

Outstanding obligation for acquisition of subsidiary	$-	$-	$-	$295,880
Additional paid in capital – acquisition of noncontrolling interest	$-	$-	$-	$102,625
Transfer from construction in progress to fixed assets	$193,123	$-	$347,172	$-
Additional paid in capital in exchange for due to shareholder	$307,457	$-	$-	$-

Note 21 – Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended September 30,		For the Years Ended December 31,
	2012	2011	2011	2010

Cash paid for interest	$261,223	$165,988	$214,597	$220,161
Cash paid for income taxes	$-	$-	$72,142	$910,317

Note 22 – Subsequent Events

On November 20, 2012, the Company obtained a bank loan of approximately $4,226,610 (RMB 26,700,000) from Agricultural Development Bank of China, the principle of which will be repaid in full by November 19, 2013. The interest was calculated using an annual fixed interest rate of 6% and paid monthly. The loan was secured by the Company’s land use rights and equipments, and was guaranteed by the Company’s CEO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2012		GELTOLOGY INC.

	By:	//s/ Xingping Hou
Xingping Hou
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Xingping Hou	December 28, 2012
Xingping Hou
Chairman, Chief Executive Officer and President
(principal executive officer)

/s/ Shaokang Zeng	December 28, 2012
Shaokang Zeng
Chief Financial Officer and Director
(principal financial and accounting officer)

/s/ Yongjun Zeng	December 28, 2012
Yongjun Zeng
Secretary and Director

40