Form 10-KT/A
period 2012-09-30
GELTOLOGY INC
filed 2013-01-31
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Geltology Inc.’s Transition Report on Form 10-K (the “Report”) for the transition period of January 1, 2012 through September 30, 2012, as filed with the Securities and Exchange Commission on December 28, 2012, is to (i) file Exhibits 14.1 and 14.2 to the Report and (ii) furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

ITEM 1. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1 (1)	Share Exchange Agreement, dated July 11, 2012
10.1 (2)	Call Option Agreement, dated July 1, 2012
10.2 (1)	Form of Orange Purchase Contract
10.3 (1)	Property Use Certificates, dated August 30, 2007 (translation)
10.4 (1)	Land Use Certificate, dated November 15, 2005 (translation)
10.5 (1)	Office Lease Contract, dated March 1, 2011, between General Fruit and Shiyong Xu (translation)
10.6 (1)	Office Lease Contract, dated February 10, 2012, between General Fruit and Taixiang Wang (translation)
14.1	Professional Ethics and Code of Conduct for Employees (translation)*
14.2	Professional Ethics and Code of Conduct for Senior Management (translation)*
16.1 (1)	Letter of Weinberg & Baer LLC to the SEC, dated July 12, 2012
21 (1)	Subsidiaries of the Registrant
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1 (4)	Audited consolidated balance sheets of General Red Holding, Inc. and its subsidiaries for the fiscal year ended December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years ended December 31, 2011
99.2 (4)	Unaudited consolidated balance sheets of General Red Holding, Inc. and its subsidiaries as of June 30, 2012, the related consolidated statements of income for the six months ended June 30, 2012, and the related consolidated statements of cash flows for the six months ended June 30, 2012
99.3 (1)	Unaudited pro forma financial statements and related notes thereto
99.4 (3)	Unaudited Interim Consolidated Financial Statements of General Red Holding, Inc. as of June 30, 2012 and for the six months ended June 30, 2012 and 2011
101.INS	XBRL Instance Document*†
101.SCH	XBRL Taxonomy Extension Schema Document*†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*†

* Filed herewith

†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as Exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2012 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 29, 2012 and incorporated herein by reference.
(3)	Filed as Exhibit 99.4 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated herein by reference.
(4)	Filed as Exhibits to Amendment No. 5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2012 and incorporated herein by reference.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 31, 2013		GELTOLOGY INC.

	By:	/s/ Xingping Hou
Xingping Hou Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Xingping Hou	January 31, 2013
Xingping Hou Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Shaokang Zeng	January 31, 2013
Shaokang Zeng Chief Financial Officer and Director (principal financial and accounting officer)

/s/ Yongjun Zeng	January 31, 2013
Yongjun Zeng Secretary and Director