Form 10-Q
period 2012-12-31
GELTOLOGY INC
filed 2013-02-01
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of common stock outstanding as of February 1, 2013: 127,349,551

PART I– FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

GELTOLOGY INC.

Consolidated Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,067,667	$351,045
Restricted cash	-	277,025
Accounts receivable	3,564,976	-
Inventory	2,151,000	3,592,468
Advance payments	3,386,860	37,699
Prepaid leases - current	1,563,589	1,559,648
Other current assets	23,084	20,679
Total current assets	11,757,176	5,838,564

Property and equipment, net	15,415,051	15,586,175

Other assets:
Intangibles, net	156,582	157,096
Prepaid leases – non current	10,948,776	11,311,206
Total other assets	11,105,358	11,468,302

Total assets	$38,277,585	$32,893,041

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$710,647	$559,646
Short-term bank loans	5,395,800	4,163,290
Due to related party	241,042	151,994
Customer deposits	1,682,220	1,393,040
Other current liabilities	104,743	45,709
Total current liabilities	8,134,452	6,313,679

Total liabilities	8,134,452	6,313,679

Stockholders’ Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized 127,349,551 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	12,735	12,735
Additional paid-in capital	4,898,429	4,898,429
Statutory reserve	2,459,263	2,079,158
Retained earnings	20,786,741	17,663,566
Accumulated other comprehensive income	1,985,965	1,925,474
Total stockholders’ equity	30,143,133	26,579,362

Total liabilities and stockholders’ equity	$38,277,585	$32,893,041

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months
	Ended December 31,
	2012	2011

Sales	$7,440,677	$7,905,216

Cost of sales	3,400,608	4,069,119

Gross profit	4,040,069	3,836,097

Operating expenses
Selling expenses	396,403	379,892
General and administrative expenses	212,003	356,926
Total operating expenses	608,406	736,818

Income from operations	3,431,663	3,099,279

Other income (expenses):
Government subsidy	111,321	51,152
Interest income	1,092	1,988
Interest expense	(52,777)	(48,475)
Other income, net	11,981	11,993
Total other income	71,617	16,658

Income before provision for income taxes	3,503,280	3,115,937

Provision for income taxes	-	-

Net income	3,503,280	3,115,937

Other comprehensive income
Foreign currency translation adjustment	60,491	171,687

Total comprehensive income	$3,563,771	$3,287,624

Earnings per share:
Basic and diluted	$0.03	$0.02

Weighted average number of shares outstanding:
Basic and diluted	127,349,551	125,112,803

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended December 31,
	2012	2011

Cash flows from operating activities:
Net Income	$3,503,280	$3,115,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	274,967	329,032
Long-term advance payments amortized in current period	391,824	387,670
Changes in assets and liabilities:
Accounts receivable	(3,572,389)	(1,435,222)
Inventory	1,453,562	1,801,219
Advance payments	(3,356,031)	(1,639,413)
Prepaid leases	-	(3,407,300)
Other current assets	(2,357)	21,156
Accounts payable and accrued expenses	150,572	247,746
Customer deposits	286,254	(472,170)
Other current liabilities	59,043	137,231
Total adjustments	(4,314,555)	(4,030,051)

Net cash provided by (used in) operating activities	(811,275)	(914,114)

Cash flows from investing activities:
Acquisition of property and equipment	(18,988)	(5,938)
Addition to construction in progress	(44,121)	(67,150)

Net cash used in investing activities	(63,109)	(73,088)

Cash flows from financing activities:
Restricted cash	278,303	(133,782)
Proceeds from short-term bank loans	1,224,531	3,352,407
Due to related parties	88,779	-
Repayment of related party loans	-	(23,768)

Net cash provided by (used in) financing activities	1,591,613	3,194,857

Effect of foreign currency translation	(607)	11,807

Net increase (decrease) in cash and cash equivalents	716,622	2,219,462

Cash and cash equivalents – beginning	351,045	770,267

Cash and cash equivalents – ending	$1,067,667	$2,989,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,777	$48,475
Cash paid for income taxes	$-	$72,142

Supplemental schedule of non-cash activities
Transfer from construction in progress to fixed assets	$59,294	$535,114

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Geltology Inc. (“Gelt”) was established under the laws of the State of Delaware on March 24, 2010. The accompanying consolidated financial statements include the financial statements of Geltology Inc. and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the accounts of Gelt and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from December 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended September 30, 2012, as not all disclosure required by US GAAP for transition period financial statements are presented. The consolidated interim financial statements follow the same accounting policies and method of computations as the audited financial statements for the transition period ended September 30, 2012.

Change In Fiscal Year

On September 28, 2012, the Company’s board of directors approved a change in fiscal year-end from December 31 to September 30. The fiscal year-end change became effective September 30, 2012 and thus resulted in a nine months transition period from December 31, 2011 through September 30, 2012. Accordingly, the financial statements and financial comparisons included in this Form 10-Q relate to the three months ended December 31, 2012 and 2011 and the financial results for the three months ended December 31, 2011 have been recast to allow for comparison based on the new fiscal periods.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through December and from January through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products are mature and ready for sale.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. As of December 31, 2012 and September 30, 2012, no allowance was deemed necessary as all receivables were aged less than six months.

Note 4 – Inventory

Inventories as of December 31, 2012 and September 30, 2012 by major categories are summarized as follows:

	December 31, 2012	September 30, 2012
Raw materials	$197,844	$143,651
Work in process	505,361	3,448,817
Finished goods	1,447,795	-
Total	$2,151,000	$3,592,468

Work in process consists of depreciation of navel orange orchards, rental, salary, fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually started in October.

Note 5 – Advance Payments

Advance payments as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012

Advances to suppliers	$1,792,139	$-
Advances to secure lease	1,388,625	-
Others	206,096	37,699
Total	$3,386,860	$37,699

Upon execution of purchase contracts with local farmer collectives, as a measure to secure title in the navel oranges to be purchased, the Company usually makes an advance payment equivalent to approximately 10% to 20% of the total contract price. Between the signing dates and the navel orange delivery dates, the Company usually makes additional advances to encourage prompt delivery from local farmers. Upon receipt of navel oranges, these advance payments are applied against related invoices. As of December 31, 2012, approximately RMB 11,292,624 ($1,792,139) has been advanced to local farmer collectives. As of September 30, 2012, the Company had made no advance payments or purchases of navel oranges as the Company’s operating cycle starts from October to March of the following year.

On December 30, 2012, the Company entered into an agreement with a local orchard farmer. Pursuant to the agreement, the Company will lease a total of five hundred Chinese acres orchards (approximately 25,000 orchard trees) from January 1, 2013 to December 31, 2022, at a price of RMB 8,750,000 ($1,388,625). As of December 31, 2012, the Company has made full advance payments.

Note 6 – Property and Equipment

Property and equipment as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012

Electronic equipment	$110,982	$110,100
Vehicles	316,977	316,178
Machinery and equipment	2,009,513	2,004,449
Buildings and improvements	7,558,656	7,462,284
Navel orange orchards	10,342,780	10,316,711
Subtotal	20,338,908	20,209,722
Less: Accumulated depreciation	5,190,328	4,904,449
	15,148,580	15,305,273
Add: Construction in progress	266,471	280,902
Total	$15,415,051	$15,586,175

Depreciation expense for the three months ended December 31, 2012 and 2011 was $274,055 and $328,129, respectively

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Intangible Assets

Intangible assets as of as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012

Land use rights	$182,072	$181,613
Less: Accumulated amortization	25,490	24,517
Total	$156,582	$157,096

Amortization expense for the three months ended December 31, 2012 and 2011 was $912 and $903, respectively.

Note 8 – Prepaid Leases

Prepaid leases as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012

Current	$1,563,589	$1,559,648
Non current	10,948,776	11,311,206
Total	$12,512,365	$12,870,854

On April 1, 2011, General Fruit entered into lease contracts with a group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2011. The lease terms are effective from January 1, 2011 through December 31, 2020. The aggregate lease amount is approximately RMB 98,524,800 ($15,507,803) and pursuant to the contract terms, as of September 30, 2012, the Company paid off the entire lease amount using cash generated from operations. These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expense for the three months ended December 31, 2012 and 2011 was approximately RMB 2,463,840 ($391,824) and RMB 2,463,120 ($387,670), respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended December 31:
2013	$1,566,840
2014	1,566,840
2015	1,566,840
2016	1,566,840
2017	1,566,840
Thereafter	4,678,165
$12,512,365

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012

Accounts payable	$533,241	$333,444
Accrued expenses	177,406	226,202
Total	$710,647	$559,646

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Customer Deposits

As of December 31, 2012 and September 30, 2012, the Company had customer deposits of $1,682,220 and $1,393,040, respectively. Based on the sales contract, the Company’s sales distributors are required to make security deposits, which should be returned by April 30, 2013 upon execution of the contracts.

Note 11 – Short-Term Bank Loans

Short-term bank loans as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012
On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s property.	$-	$4,163,290

On November 30, 2012 and December 21, 2012, the Company obtained a loan from Agricultural Development Bank of China, the principal of which will be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s property and equipment and guaranteed by the CEO.	$5,395,800	$-

Total	$5,395,800	$4,163,290

Note 12 – Due to Related Party

As of December 31, 2012 and September 30, 2012, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $241,042 and $151,994, respectively.

These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital. During the nine months period ended September 30, 2012, Hua Mei and the Company entered into an agreement to convert a debt in the amount of $307,720, owed to Greater China International to equity. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,898,429 after the conversion.

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

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2011 and 2012. As a result, for the three months ended December 31, 2012 and 2011, there was no income tax provision for the Company.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 15 – Statutory Reserve

The Company is required to make appropriations to statutory reserve, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. For the three months ended December 31, 2012, for the nine month ended September 30, 2012 and for the twelve months ended December 31, 2011 and 2010, statutory reserve activity is as follows:

Balance – December 31, 2010	$968,127
Addition to statutory reserve	793,915
Balance – December 31, 2011	1,762,042
Addition to statutory reserve	317,116
Balance – September 30, 2012	2,079,158
Addition to statutory reserve	380,105
Balance – December 31, 2012	$2,459,263

Note 16 – Government Subsidy Income

The Company obtained government subsidy in cash from local governments, such as bank loan interest discount and eco-irrigation subsidy. The amount obtained each year differed. For the three months ended December 31, 2012 and 2011, the government subsidy received was $111,321 and $51,152, respectively.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended December 31,
	2012	2011

Net income	$3,503,280	$3,115,937

Weighted average common shares	127,349,551	125,112,803
(denominator for basic earnings per share)

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted earnings per share)	127,349,551	125,112,803

Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 19 – Risk of Concentration and Credit Risk

For the three months ended December 31, 2012, three vendors accounted for approximately 73% of the Company’s raw materials, while for the three months ended December 31, 2011, four vendors accounted for approximately 72% of the Company’s raw materials. Purchases from these vendors were $824,706 and $931,450 for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended December 31, 2012, two customers accounted for $1,591,404 in sales, or approximately 21% of the Company’s total sales. For the three months ended December 31, 2011, no single customer accounted for more than 10% of the Company’s total sales.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of Geltology Inc. for the three months ended December 31, 2012 and 2011 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Transition Report on Form 10-KT filed with the SEC on December 28, 2012. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign currency translation” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods. In this Report, references to “we”, “our”, “us”, the “Company” or the “Registrant” refer to Geltology Inc., a Delaware corporation, and its subsidiaries and affiliated companies.

COMPANY OVERVIEW

Getlology Inc. (“GELT”) was incorporated under the laws of the State of Delaware on March 24, 2010. The accompanying consolidated financial statements include the financial statements of Geltology, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

On September 30, 2011, GRH entered into an Agreement and Plan of Reorganization with Han Glory International Investment Limited (“Han Glory International”), a company incorporated on April 28, 2011 under the laws of British Virgin Islands and Hua Mei Investments Limited (“Hua Mei”), a company incorporated on April 26, 2011 under the laws of the British Virgin Islands. Under the agreement, GRH issued 74,814,862 shares to Hua Mei, the sole stockholder of Han Glory International, in exchange for all shares and beneficial interest of Han Glory International. This transaction is treated as a reverse merger, and therefore, after the share exchange, Han Glory International became the wholly owned subsidiary of GRH.

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

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for three months ended December 31, 2012 and 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of navel oranges upon shipment and transfer of title.

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

Results of Operations for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenues. For the three months ended December 31, 2012, we had net revenues of $7,440,677, as compared to net revenues of $7,905,216 for the three months ended December 31, 2011, a decrease of approximately $464,359 or 5.9%. The decrease in net revenues was primarily attributable to a decrease in sales volume, offset by an increase in our sales prices. The navel orange harvest season usually starts in early October. However, due to a variety of factors such as local weather, the maturity dates of navel oranges in Jiangxi Province were delayed for approximately ten days in the 2012 harvest season. Correspondingly, our navel orange harvest dates and sales delivery dates were delayed for approximately ten days. As a result, the sales volume reflected in the three months ended December 31, 2012 declined by 9.2% as compared to the three months ended December 31, 2011. On the other hand, as Jiangxi navel oranges have gained brand recognition among Chinese consumers, the navel orange market has become more favorable. The sale price per kg increased from $0.74 to $0.77 period over period.

Our sales volume decreased by approximately 9.2% for the three months ended December 31, 2012, while the average sales price per kg increased by approximately 3.7%, as shown below:

Three months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
December 31, 2011	10,682,985	0.74	7,905,216
December 31, 2012	9,698,941	0.77	7,440,677
Variance	(984,044)	0.03	(464,539)
% Variance	(9.2)%	4.1%	(5.9)%

Cost of sales. Cost of sales decreased by $668,511, or 16.4%, from $4,069,119 for the three months ended December 31, 2011 to $3,400,608 for the three months ended December 31, 2012, as a result of a 9.2% decrease in sales volume and cost reductions attributable to our increased cultivation of orange groves. Although the labor cost and prices we paid to our suppliers continued to increase, we were able to lower our costs by turning to more self-cultivation, which usually costs less than direct purchases of navel oranges. As a result, our unit costs decreased from $0.38 to $0.35 period over period.

Gross profit and gross margin. Our gross profit was $4,040,069 for the three months ended December 31, 2012 as compared to $3,836,097 for the three months ended December 31, 2011, representing a gross margin of 54.3% and 48.5%, respectively. The increase in our gross profit margin was mainly attributable to reduction in our cost per kg period over period and an increase in sales price per kg during the three months ended December 31, 2012.

Selling expenses. Selling expenses were $396,403 and $379,892 for the three months ended December 31, 2012 and 2011, respectively. Selling expenses consisted of the following:

	For the three months ended	For the three months ended
	December 31, 2012	December 31, 2011	Increase/decrease
Shipping and handling	$364,728	$356,853	2.2%
Compensations and related benefits	13,545	8,799	53.9%
Advertising and promotion	17,194	7,877	118.3%
Others	936	6,363	(85.3)%
Total	$396,403	$379,892	4.3%
Selling expense as % of revenues	5.3%	4.8%

Shipping and handling expenses increased by $7,875 or 2.2%, as a result of fee inflation, offset by the decline in shipping volume period over period.

Compensation and related benefits increased by $4,746, or 53.9%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, due to the increase in our sales force beginning in October 2012.

Advertising and promotion expense increased by $9,317 or 118.3%, as a result of our marketing campaign in 2012. In order to promote our brand name, General Red Navel Oranges, we spent more on advertisements in 2012.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses. General and administrative expenses amounted to $212,003 for the three months ended December 31, 2012, as compared to $356,926 for the same period in 2011, a decrease of $144,923 or 40.6%. General and administrative expenses consisted of the following:

	For the three months ended	For the three months ended
	December 31, 2012	December 31, 2011	Increase/decrease
Compensation and related benefits	$64,794	$82,948	(21.9)%
Depreciation	23,631	16,956	39.4%
Professional service	51,241	165,867	(69.1)%
Office expense	6,205	13,163	(52.9)%
Amortization of land use right	912	903	1.0%
Tax	21,267	21,048	1.0%
Other	43,953	56,041	(21.6)%
Total	$212,003	$356,926	(40.6)%
G&A expense as % of revenues	2.8%	4.5%

Compensation and related benefits decreased by $18,154 or 21.9%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff as a result of our increased focus on self-cultivation.

Depreciation expense increased by $6,675, or 39.4%, in the three months ended December 31, 2012, as compared to the same period in 2011. The increase was primarily due to the completion of construction of our Plastic Sorting Workshop worth approximately $132,000 and the addition of certain equipment in December 2011, for which we started to record depreciation of workshop and equipment in 2012.

Professional service fees decreased by $114,626 mainly due to 2011 year end audit and legal fees incurred in preparation for the Company’s reverse merger in July 2012.

Office expense decreased by $6,958, or 52.9%, in the three months ended December 31, 2012, as compared to the same period in 2011, as our Hanxin Agriculture, located in Nanchang, Jiangxi Province was able to cut down its expense.

Amortization of land use right increased by $9, or 1.0%, in the three months ended December 31, 2012, as compared to the same period in 2011, due to variance in the exchange rate of the U.S. dollar to RMB.

Tax expense mainly includes property tax and kept constant period over period.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Income from operations. For the three months ended December 31, 2012, income from operations was $3,431,663, as compared to $3,099,279 for the three months ended December 31, 2011, a decrease of $332,384 or 10.7%.

Other income (expenses). For the three months ended December 31, 2012, other income amounted to $71,617 as compared to other income of $16,658 for the same period in 2011. For the three months ended December 31, 2012 and 2011, other income (expense) mainly included: (i) interest expense, which increased by $4,302 or 8.9% period over period due to an increase in the average balance of our bank loans, and (ii) certain government subsidies, such as bank loan interest discount and an eco-irrigation subsidy. In the three months ended December 31, 2012, we received government subsidies of approximately $111,321, as compared to $51,152 for the three months ended December 31, 2011. Government subsidies vary from time to time.

Income tax expense. For both the three months ended December 31, 2012 and 2011, income tax amounted to $0. We began enjoying an income tax exemption in January 2011 for processing agricultural commodities.

Net income. As a result of the factors described above, our net income for the three months ended December 31, 2012 was $3,503,280. For the three months ended December 31, 2011, we had net income of $3,115,937.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $60,491 for the three months ended December 31, 2012 as compared to $171,687 for the same period in 2011. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended December 31, 2012, comprehensive income of $3,563,771 is derived from the sum of our net income of $3,503,280 plus foreign currency translation gain of $60,491.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our balance of cash and cash equivalents was $1,067,667. As of December 31, 2011, our balance of cash and cash equivalents was $351,045.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2012 and 2011:

	For the Three months Ended
	December 31,	December 31,
	2012	2011
Net cash (used in) operating activities	$(811,275)	$(914,114)
Cash flows (used in) investing activities	(63,109)	(73,088)
Cash flows provided by financing activities	1,591,613	3,194,857
Effect of foreign currency translation	(607)	11,807
Net increase in cash and cash equivalents	$716,622	$2,219,462

The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash used in operating activities decreased in the three months ended December 31, 2012 by $102,839 to $811,275, from net cash provided by operating activities of $914,114 for the three months ended December 31, 2011. These changes were mainly brought about by the following changes: an increase in net income of $387,343, an increase in cash provided by prepaid leases of $3,019,630, and an increase in cash provided by customer deposits of $758,424. This was offset by, an increase in cash used in accounts receivable of $2,137,167, an increase in cash used in advance payment of $1,716,618 and increase in cash used in inventory of $347,657.

Net cash used in investing activity decreased by $9,979 in the three months ended December 31, 2012 compared to the same period ended in 2011, which is mainly due to less cash expenditures on machinery and equipment.

Net cash provided by financing activities decreased by $1,603,244 to $1,591,613 in the three months ended December 31, 2012 compared to $3,194,857 used in financing activities at the same period ended in 2011. This was due to an increase in bank loans during the three months ended December 31, 2011 as compared to the three months ended December 31, 2012.

Working capital at December 31, 2012 increased by $4,097,839 to $3,622,724 from $(475,115) at December 31, 2011.  In order to stay cost competitive in the long-run, we plan to lease no more than 150,000 additional orange trees within the next twelve months. Based on the lease rate of approximately $51(RMB320) per tree in 2011, the total spending is estimated to be no more than $7,650,000 (RMB48 million).

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,395,800 (RMB34,0000,000) from Agricultural Development Bank of China.

Although we will continue to invest in our business, with expected positive operating cash flow fueled by our profit, we believe our operating cash is sufficient to sustain current level operations for at least the next twelve months

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this Item.

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

None.

ITEM 1A.                    RISK FACTORS

As a smaller reporting company, we are not required to respond to this Item.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTOLOGY INC.

Date: February 1, 2013	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2013	By:	/s/ Shaokang Zeng
	Name:	Shaokang Zeng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

