Form 10-Q
period 2013-03-31
GELTOLOGY INC
filed 2013-05-15
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 333-174874

GELTOLOGY INC.

(Exact name of the registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China.	Postal Code: 100007
(Address of principal executive offices)	(Zip Code)

Phone: +86-10-64097316

Fax: +86-10-64097026

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

Number of shares of common stock outstanding as of May 7, 2013: 127,349,551

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GELTOLOGY INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(UNAUDITED)

3

GELTOLOGY INC.

Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

GELTOLOGY INC.

Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,459,236	$351,045
Restricted cash	-	277,025
Accounts receivable	3,616,144	-
Inventory	2,062,248	3,592,468
Advance payments	436,539	37,699
Prepaid leases - current	2,322,992	1,559,648
Other current assets	30,614	20,679
Total current assets	9,927,773	5,838,564

Property and equipment, net	15,250,923	15,586,175

Other assets:
Intangible assets, net	156,555	157,096
Prepaid leases - non current	17,180,353	11,311,206
Total other assets	17,336,908	11,468,302

Total assets	$42,515,604	$32,893,041

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$609,232	$559,646
Short-term bank loans	5,426,400	4,163,290
Due to related party	244,146	151,994
Customer deposits	1,532,160	1,393,040
Other current liabilities	181,895	45,709

Total current liabilities	7,993,833	6,313,679

Total liabilities	7,993,833	6,313,679

Stockholders’ Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized 127,349,551 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	12,735	12,735
Additional paid-in capital	4,898,429	4,898,429
Statutory reserve	2,803,970	2,079,158
Retained earnings	24,639,788	17,663,566
Accumulated other comprehensive income	2,166,849	1,925,474
Total stockholders’ equity	34,521,771	26,579,362

Total liabilities and stockholders’ equity	$42,515,604	$32,893,041

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Sales	$8,377,564	$8,168,730	$15,818,241	$16,073,946

Cost of sales	3,756,622	3,786,857	7,157,230	7,855,976

Gross profit	4,620,942	4,381,873	8,661,011	8,217,970

Operating expenses
Selling expenses	389,885	677,641	786,288	1,057,533
General and administrative expenses	113,065	170,383	325,068	527,309
Total operating expenses	502,950	848,024	1,111,356	1,584,842

Income from operations	4,117,992	3,533,849	7,549,655	6,633,128

Other income:
Government subsidy	144,943	8,132	256,264	59,284
Interest income	5,180	2,561	6,272	4,549
Interest expense	(81,223)	(89,346)	(134,000)	(137,821)
Other income, net	10,862	12,232	22,843	24,225
Total other income	79,762	(66,421)	151,379	(49,763)

Income before provision for income taxes	4,197,754	3,467,428	7,701,034	6,583,365

Provision for income taxes	-	-	-	-

Net income	4,197,754	3,467,428	7,701,034	6,583,365

Other comprehensive income
Foreign currency translation adjustment	180,884	115,907	241,375	287,594

Total comprehensive income	$4,378,638	$3,583,335	$7,942,409	$6,870,959

Earnings per share:
Basic and diluted	$0.03	$0.03	$0.06	$0.05

Weighted average number of shares outstanding:
Basic and diluted	127,349,551	125,112,803	127,349,551	125,112,803

The accompanying notes are an integral part of these consolidated financial statements.

GELTOLOGY INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net Income	$7,701,034	$6,583,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	550,544	595,272
Prepaid leases amortized in current period	971,353	779,358
Changes in current assets and current liabilities:
Accounts receivable	(3,606,402)	(3,634,091)
Inventory	1,555,520	1,721,219
Advance payments	(397,457)	27,085
Prepaid leases	(7,480,560)	(9,654,988)
Other current assets	(9,738)	(6,251)
Accounts payable and accrued expenses	46,589	412,485
Customer deposits	127,336	(472,170)
Other current liabilities	135,444	115,881
Total adjustments	(8,107,371)	(10,116,200)

Net cash used in operating activities	(406,337)	(3,532,835)

Cash flows from investing activities:
Acquisition of property and equipment	(86,715)	(91,997)

Net cash used in investing activities	(86,715)	(91,997)

Cash flows from financing activities:
Restricted cash	278,548	(134,377)
Proceeds from short-term bank loans	5,411,780	3,367,317
Repayment of short-term bank loans	(4,186,171)	-
Due to related parties	91,245	(23,605)

Net cash provided by financing activities	1,595,402	3,209,335

Effect of foreign currency translation	5,841	15,808

Net increase in cash and cash equivalents	1,108,191	(399,689)

Cash and cash equivalents – beginning	351,045	770,267

Cash and cash equivalents – ending	$1,459,236	$370,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$134,000	$137,821
Cash paid for income taxes	$-	$72,142

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended September 30, 2012, as not all disclosures required by US GAAP for transition period financial statements are presented. The consolidated interim financial statements follow the same accounting policies and method of computations as the audited financial statements for the transition period ended September 30, 2012.

Change In Fiscal Year

On September 28, 2012, the Company’s board of directors approved a change in fiscal year-end from December 31 to September 30. The fiscal year-end change became effective September 30, 2012 and thus resulted in a nine months transition period from December 31, 2011 through September 30, 2012. Accordingly, the financial statements and financial comparisons included in Form 10-Q relate to the six months ended March 31, 2013 and 2012 and the financial results for the six months ended March 31, 2012 have been recast to allow for comparison based on the new fiscal periods.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through December and from January through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. As of March 31, 2013 and September 30, 2012, no allowance was deemed necessary as all receivables were aged less than six months.

Note 4 – Inventory

Inventories as of March 31, 2013 and September 30, 2012 by major categories are summarized as follows:

	March 31, 2013	September 30, 2012

Raw materials	$495,778	$143,651
Work in process	1,286,453	3,448,817
Finished goods	280,017	-
Total	$2,062,248	$3,592,468

Work in process consists of depreciation of navel orange orchards, rental, salary, fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually started in October.

Note 5 – Advance Payments

Advance payments as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Advances to suppliers	$432,191	$-
Others	4,348	37,699
Total	$436,539	$37,699

Upon execution of purchase contracts with local farmer collectives, as a measure to secure title in the navel oranges to be purchased, the Company usually makes an advance payment equivalent to approximately 10% to 20% of the total contract price. Between the signing dates and the navel orange delivery dates, the Company usually makes additional advances to encourage prompt delivery from local farmers. Upon receipt of navel oranges, these advance payments are applied against related invoices. As of March 31, 2013, approximately RMB 2,735,207 ($436,539) has been advanced to local farmer collectives. As of September 30, 2012, the Company had made no advance payments for purchases of navel oranges as the Company’s operating cycle starts from October to March of the following year.

Note 6 – Property and Equipment

Property and equipment as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Electronic equipment	$101,217	$110,100
Vehicles	318,775	316,178
Machinery and equipment	2,041,255	2,004,449
Buildings and improvements	7,593,843	7,462,284
Navel orange orchards	10,401,435	10,316,711
Subtotal	20,456,525	20,209,722
Less: Accumulated depreciation	5,494,926	4,904,449
	14,961,599	15,305,273
Add: Construction in progress	289,324	280,902
Total	$15,250,923	$15,586,175

Depreciation expense was $274,663 and $265,329 for the three months ended March 31, 2013 and 2012, respectively, and $548,718 and $593,458 for the six months ended March 31, 2013 and 2012, respectively.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Intangible Assets

Intangible assets as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Land use rights	$183,105	$181,613
Less: Accumulated amortization	26,550	24,517
Total	$156,555	$157,096

Amortization expense was $914 and $911 for the three months ended March 31, 2013 and 2012, respectively, and $1,826 and $1,814 for the six months ended March 31, 2013 and 2012, respectively.

Note 8 – Prepaid Leases

Prepaid leases as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Current	$2,322,992	$1,559,648
Non current	17,180,353	11,311,206
Total	$19,503,345	$12,870,854

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

On December 30, 2012 and January 1, 2013, General Fruit entered into lease contracts with a group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2013. The lease terms are effective from January 1, 2013 through December 31, 2022. The aggregate lease amount is approximately RMB 46,997,300 ($7,453,772) and pursuant to the contract terms, as of March 31, 2013, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expense was approximately $579,529 and $391,688 for the three months ended March 31, 2013 and 2012, respectively, and approximately $971,353 and $779,358 for the six months ended March 31, 2013 and 2012, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2013	$1,561,815
2014	1,561,815
2015	1,561,815
2016	1,561,815
2017	1,561,815
Thereafter	5,061,779
$12,870,854

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Accounts payable	$431,826	$333,444
Accrued expenses	177,406	226,202
Total	$609,232	$559,646

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Customer Deposits

As of March 31, 2013 and September 30, 2012, the Company had customer deposits of $1,532,160 and $1,393,040, respectively. Based on the sales contract, the Company’s sales distributors are required to make security deposits. These deposits are non interest bearing.

Note 11 – Short-Term Bank Loans

Short-term bank loans as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31,	September 30,
	2013	2012
On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s property.	$-	$4,163,290

On November 30, 2012 and December 21, 2012, the Company obtained a loan from Agricultural Development Bank of China, the principal of which will be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s property and equipment and guaranteed by the CEO.	$5,426,400	$-

Total	$5,426,400	$4,163,290

Note 12 – Due to Related Party

As of March 31, 2013 and September 30, 2012, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $244,146 and $151,994, respectively.

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

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2011 and 2012. As a result, for the six months ended March 31, 2013 and 2012, there was no income tax provision for the Company.

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

Note 15 – Statutory Reserve

The Company is required to make appropriations to statutory reserve, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. For the six months ended March 31, 2013, for the nine months ended September 30, 2012 and for the twelve months ended December 31, 2011 and 2010, statutory reserve activity was as follows:

Balance – December 31, 2010	$968,127
Addition to statutory reserve	793,915
Balance – December 31, 2011	1,762,042
Addition to statutory reserve	317,116
Balance – September 30, 2012	2,079,158
Addition to statutory reserve	724,812
Balance – March 31, 2013	$2,803,970

Note 16 – Government Subsidy Income

The Company obtained government subsidy in cash from local governments, such as bank loan interest discount and eco-irrigation subsidy. The amount obtained each year differed. For the six months ended March 31, 2013 and 2012, the government subsidy received was $256,264 and $59,284, respectively.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the Three Months Ended March 31,
	2013	2012

Net income	$4,197,754	$3,467,428

Weighted average common shares (denominator for basic earnings per share)	127,349,551	125,112,803

Effect of diluted securities:	-	-

Weighted average common shares (denominator for diluted earnings per share)	127,349,551	125,112,803

Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

	For the Six Months Ended March 31,
	2013	2012

Net income	$7,701,034	$6,583,365

Weighted average common shares (denominator for basic earnings per share)	127,349,551	125,112,803

Effect of diluted securities:	-	-

Weighted average common shares (denominator for diluted earnings per share)	127,349,551	125,112,803

Basic earnings per share	$0.06	$0.05
Diluted earnings per share	$0.06	$0.05

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

Note 19 – Risk of Concentration and Credit Risk

For the six months ended March 31, 2013, four vendors accounted for approximately 63% of the Company’s raw materials, while for the six months ended March 31, 2012, four vendors accounted for approximately 72% of the Company’s raw materials. Purchases from these vendors were $2,020,410 and $3,180,326 for the six months ended March 31, 2013 and 2012, respectively.

GELTOLOGY INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 19 – Risk of Concentration and Credit Risk (continued)

For the six months ended March 31, 2013, two customers accounted for $3,079,638 in sales, or approximately 20% of the Company’s total sales. For the six months ended March 31, 2012, no single customer accounted for more than 10% of the Company’s total sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of Geltology Inc. for the three and six months ended March 31, 2013 and March 31, 2012 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Transition Report on Form 10-KT filed with the SEC on December 28, 2012. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements forthree and six months ended March 31, 2013 and 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Seasonal nature of operations

Typically the first (April to June) and fourth (January to March) quarters of our fiscal year are better in terms of profitability because of the maturity stage of the Company's products, which is usually from the month of October to March in the next year.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 and the Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012.

Revenues.

For the three months ended March 31, 2013, we had net revenues of $8,377,564, as compared to net revenues of $8,168,730 for the three months ended March 31, 2012, an increase of approximately $208,834 or 2.6%. The increase in net revenues was primarily attributable to an increase in sales volume and an increase in our sales prices. The navel orange harvest season usually starts in early October. However, due to a variety of factors such as local weather, the maturity dates of navel oranges in Jiangxi Province were delayed for approximately ten days in the 2012 harvest season. Correspondingly, our navel orange harvest dates and sales delivery dates were delayed for approximately ten days. As a result, the sales reflected in the three months ended March 31, 2013 increased by 2.6% as compared to the three months ended March 31, 2012. On the other hand, as Jiangxi navel oranges have gained brand recognition among Chinese consumers, the navel orange market has become more favorable. The sale price per kg increased from $0.81 to $0.82 period over period.

Our sales volume increased by approximately 1.3% for the three months ended March 31, 2013, while the average sales price per kg increased by approximately 1.2%, as shown below:

Three months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2013	10,216,541	0.82	8,377,564
March 31, 2012	10,084,851	0.81	8,168,730
Variance	131,690	0.01	208,834
% Variance	1.3%	1.2%	2.6%

For the six months ended March 31, 2013, we had net revenues of $15,818,241, as compared to net revenues of $16,073,946 for the six months ended March 31, 2012, a decrease of approximately $255,705 or 1.6%. The decrease in net revenues was primarily attributable to a decrease in the total sales volume for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Six months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2013	20,023,090	0.79	15,818,241
March 31, 2012	20,875,255	0.77	16,073,946
Variance	(852,165)	0.02	255,705)
% Variance	(4.1)	2.6%	(1.6%)

Cost of sales.

Cost of sales decreased by $30,235, or 0.8%, from $3,786,857 for the three months ended March 31, 2012 to $3,756,622 for the three months ended March 31, 2013, as a result of a 1.4% increase in sales volume and cost reductions attributable to our increased cultivation of orange groves. Although the labor cost and prices we paid to our suppliers continued to increase, we were able to lower our costs by turning to more self-cultivation, which usually costs less than direct purchases of navel oranges.

Cost of sales decreased by $698,746, or 0.9%, from $7,855,976 for the six months ended March 31, 2012 to $ 7,157,230 for the six months ended March 31, 2013.

Gross profit and gross margin. Our gross profit was $4,620,942 for the three months ended March 31, 2013 as compared to $4,381,873 for the three months ended March 31, 2012, representing a gross margin of 55% and 53.6%, respectively. The increase in our gross profit margin for the three months ended March 31, 2013 was mainly attributable to the increase of sales volume, the increase in sales price per kg and the decrease of our cost of sales during the three months ended March 31, 2013.

For the six months ended March 31, 2013, our gross profit was $8,661,011 as compared to $8,217,970 for the six months ended March 31, 2012; representing a gross margin of 55% and 51%, respectively. Although the total sales volume decreased for the six months ended March 31, 2013, our gross margin still increased because of the increase of sales price per kg and the decrease of cost of sales during the six months ended March 31, 2013.

Selling expenses.

Selling expenses were $389,885 and $677,641 for the three months ended March 31, 2013 and 2012, respectively. Selling expenses consisted of the following:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012	Increase/decrease
Shipping and handling	$362,957	$632,106	(42.6)%
Compensations and related benefits	16,036	22,584	(29)%
Advertising and promotion	10,892	17,268	(37)%
Others	0	5,683	(100)%
Total	$389,885	$677,641	(42)%
Selling expense as % of revenues	4.7%	8.3%

Shipping and handling expenses decreased by $269,149 or 42.6%, as a result ofthe decrease in shipping volume.

Compensation and related benefits decreased by $6,548, or 29%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due tothe implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $6,376 or 37%, as a result of the down-sizing of our marketing campaign in the three months ended March 31, 2013.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

Selling expenses were $786,288 and $1,057,533 for the six months ended March 31, 2013 and 2012, respectively. Selling expenses consisted of the following:

	For the six months ended	For the six months ended
	March 31, 2013	March 31, 2012	Increase/decrease
Shipping and handling	$726,902	$1,005,368	(28)%
Compensations and related benefits	26,983	21,226	27%
Advertising and promotion	28,042	25,256	11%
Others	4,361	5,683	(23)%
Total	$786,288	$1,057,533	(26)%
Selling expense as % of revenues	5%	6.6%

Shipping and handling expenses decreased by $278,466 or 28%, as a result, by the decrease in shipping volume..

Compensation and related benefits increased by $5,757, or 27%, in the six months ended March 31, 2013 compared to the six months ended March 31, 2012, due to the expansion of our sales force beginning in October 2012.

Advertising and promotion expense increased by $2,786 or 11%, as a result of the increase of the investment in our marketing campaign during the three months ended December 31, 2012 (although the investment in our marketing campaign decreased in the three months ended March 31, 2013).

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses. General and administrative expenses amounted to $113,065 for the three months ended March 31, 2013, as compared to $170,383 for the same period in 2012, a decrease of $57,318 or 33.6%. General and administrative expenses consisted of the following:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012	Increase/decrease
Compensation and related benefits	$70,112	$80,935	(13)%
Depreciation	23,604	25,746	(8)%
Professional service		21,562	(100)%
Office expense	12,268	21.040	(41)%
Amortization of land use right	1,748		100%
Other	5,333	21,100	(75)%
Total	$113,065	$170,383	(33.6)%
G&A expense as % of revenues	1.3%	2%

Compensation and related benefits decreased by $10,823 or13%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff

Depreciation expense decreased by $2,142, or 8%, in the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to within March 31,2013, some fixed assets have been finished the depreciation process in accounting period.

Professional service fees decreased by $21,562 mainly due to the decrease in the audit and legal fees.

Office expense decreased by $8,772, or 41%, in the three months ended March 31, 2013, as compared to the same period in 2012, as our Hanxin Agriculture, located in Nanchang, Jiangxi Province was able to cut down its office expense.

Amortization of land use right increased by $1,748, or 100%, in the three months ended March 31, 2013, as compared to the same period in 2012, due to the collective leases of the navel orange tree from local farmers in Jiangxi Province in 2013.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

General and administrative expenses amounted to $325,068 for the six months ended March 31, 2013, as compared to $527,309 for the same period in 2012, a decrease of $202,241 or 38%. General and administrative expenses consisted of the following:

	For the six months ended	For the six months ended
	March 31, 2013	March 31, 2012	Increase/decrease
Compensation and related benefits	$144,980	$320,567	(55)%
Depreciation	67,893	42,940	58%
Professional service	15,141	41,051	(63)%
Office expense	41,516	48,602	(15)%
Amortization of land use right	2,253	0	100%
Tax	21,344	0	100%
Other	31.941	74,149	(57)%
Total	$325,068	$527,309	(38)%
G&A expense as % of revenues	2.1%	3.3%

Compensation and related benefits decreased by $175,587 or55%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff.

Depreciation expense increased by $24,953, or 58%, in the six months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to the completion of construction of our Plastic Sorting Workshop worth approximately $132,000 and the addition of certain equipment in December 2011, for which we started to record depreciation of workshop and equipment in 2012.

Professional service fees decreased by $25,910 mainly due to the decrease in audit and legal fees..

Office expense decreased by $7,086, or 15%, in the three months ended March 31, 2013, as compared to the same period in 2012, as our Hanxin Agriculture, located in Nanchang, Jiangxi Province was able to cut down its office expense.

Amortization of land use right increased by $2,253, or 100%, in the three months ended March 31, 2013, as compared to the same period in 2012, due to the collective leases of the navel orange tree from local farmers in Jiangxi Province in 2013.

Tax expense mainly includes property tax and kept constant period over period.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Income from operations. For the three months ended March 31, 2013, income from operations was $4,117,992, as compared to $3,533,849 for the three months ended March 31, 2012, an increase of $584,143 or 16.5%.

For the six months ended March 31, 2013, income from operations was $7,549,655, as compared to $6,633,128 for the six months ended March 31, 2012, an increase of $916,527 or 13.8%.

Other income (expenses). For the three months ended March 31, 2013, other income amounted to $79,762 as compared to other expense of $66,421 for the same period in 2012. For the three months ended March 31, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $8,123 or 9% period over period due to a decrease in the average balance of our bank loans, and (ii) certain government subsidies, such as bank loan interest discount and an eco-irrigation subsidy. In the three months ended March 31, 2013, we received government subsidies of approximately $144,943, as compared to $8,132 for the three months ended March 31, 2012. Government subsidies vary from time to time.

For the six months ended March 31, 2013, other income amounted to $151,379 as compared to other income of $49,763 for the same period in 2012. For the six months ended March 31, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $3,821 or3% period over period due to a decrease in the average balance of our bank loans, and (ii) certain government subsidies, such as bank loan interest discount and an eco-irrigation subsidy. In the six months ended March 31, 2013, we received government subsidies of approximately $256,264, as compared to $59,284 for the six months ended March 31, 2012. Government subsidies vary from time to time.

Income tax expense. For both the three months ended March 31, 2013 and 2012, and also for both the six months ended March 31, 2013 and 2012 income tax amounted to $0. We began enjoying an income tax exemption in January 2011 for processing agricultural commodities.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2013 was $4,197,754. For the three months ended March 31, 2012, we had net income of $3,467,428. In the mean time, for the six months ended March 31, 2013 and March 31, 2012, the net income was $7,701,034 and $6,583,365, respectively.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $180,884 for the three months ended March 31, 2013 as compared to $115,907 for the same period in 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

For the six months ended March 31, 2013 and same period in 2012, we reported a foreign currency translation gain of $241,375 and $287,594, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2013, comprehensive income of $4,378,638 is derived from the sum of our net income of $4,197,754 plus foreign currency translation gain of $180,884.

For the six months ended March 31, 2013, comprehensive income of $7,942,409 is derived from the sum of our net income of $7,701,034 plus foreign currency translation gain of $ 241,375.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our balance of cash and cash equivalents was $1,459,236. As of March 31, 2012, our balance of cash and cash equivalents was $ 370,578.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2013 and 2012:

	For the Six months Ended
	March 31,	March 31,
	2013	2012
Net cash (used in) operating activities	$(406,337)	$(3,532,835)
Net cash (used in) investing activities	(86,715)	(91,997)
Net cash provided by financing activities	1,595,402	3,209,335
Effect of foreign currency translation	5,841	15,808
Net increase (decrease) in cash and cash equivalents	$1,108,191	$(399,689)

The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

In summary, our cash flows were:

Net cash used in operating activities decreased in the six months ended March 31, 2013 by $3,126,498 to $406,337, from net cash used in operating activities of $3,532,835 for the six months ended March 31, 2012. These changes were mainly brought about by the following changes: an increase in net income of $1,117,669, a decrease in cash used in prepaid leases of $2,174,428, and an increase in cash provided by customer deposits of $599,506.

Net cash used in investing activity decreased by $5,282 in the six months ended March 31, 2013 compared to the same period ended in 2012, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $1,613,933 to $1,595,402 in the six months ended March 31, 2013 compared to $3,209,335 provided by financing activities at the same period ended in 2012. This was due to the repayment of short-term bank loans of $4,186,171.

Working capital at March 31, 2013 increased by $2,409,055 to $1,933,940 from $(475,115) at September 30, 2012.  In order to stay cost competitive in the long-run, we leased 134,278 additional orange trees within the past six months. Based on the lease rate of approximately $55.86(RMB350) per tree in 2013, the total spending is estimated to be no more than $7,500,769 (RMB46, 997,300).

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,395,800 (RMB34, 0000, 000) from Agricultural Development Bank of China.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the Quarterly Period ended March 31, 2013.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	English Translation of the Standard Form of the Navel Orange Trees Leasing Agreement between Xingguo General Fruit Industry Development Co., Ltd and the individual owners of navel orange trees
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTOLOGY INC.

Date: May 15, 2013	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Shaokang Zeng
	Name:	Shaokang Zeng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	English Translation of the Standard Form of the Navel Orange Trees Leasing Agreement between Xingguo General Fruit Industry Development Co., Ltd and the individual owners of navel orange trees
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

