Form 10-Q
period 2013-06-30
General Agriculture Corp
filed 2013-08-14
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 333-174874

GENERAL AGRICULTURE CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China.	Postal Code : 100007
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of August 10, 2013: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION

(FORMERLY GELTOLOGY INC.)

Consolidated Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,457,582	$351,045
Restricted cash	-	277,025
Accounts receivable	1,894,717	-
Inventory	2,666,499	3,592,468
Advance payments	88,513	37,699
Prepaid leases – current	2,357,925	1,559,648
Other current assets	36,134	20,679
Total current assets	8,501,370	5,838,564

Property and equipment, net	15,209,525	15,586,175

Other assets:
Intangible assets, net	157,980	157,096
Prepaid leases - non current	18,519,037	11,311,206
Total other assets	18,677,017	11,468,302

Total assets	$42,387,912	$32,893,041

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$622,226	$559,646
Short-term bank loans	5,508,000	4,163,290
Due to related party	253,648	151,994
Customer deposits	-	1,393,040
Other current liabilities	68,231	45,709

Total current liabilities	6,452,105	6,313,679

Total liabilities	6,452,105	6,313,679

Stockholders’ Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserve	2,872,331	2,079,158
Retained earnings	25,483,539	17,663,566
Accumulated other comprehensive income	2,668,773	1,925,474
Total stockholders’ equity	35,935,807	26,579,362

Total liabilities and stockholders’ equity	$42,387,912	$32,893,041

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION

(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Operations and Comprehensive Income(Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Sales	$1,606,108	$761,422	$17,424,349	$16,835,368

Cost of sales	419,187	378,226	7,576,417	8,234,202

Gross profit	1,186,921	383,196	9,847,932	8,601,166

Operating expenses
Selling expenses	95,194	248,785	881,482	1,306,318
General and administrative expenses	128,392	117,871	453,460	645,180
Total operating expenses	223,586	366,656	1,334,942	1,951,498

Income from operations	963,335	16,540	8,512,990	6,649,668

Other income:
Government subsidy	19,127	47,655	275,391	106,939
Interest income	2,272	1,462	8,544	6,011
Interest expense	(83,921)	(90,326)	(217,921)	(228,147)
Other income, net	11,299	12,193	34,142	36,418
Total other income (expense)	(51,223)	(29,016)	100,156	(78,779)

Income (loss) before provision for income taxes	912,112	(12,476)	8,613,146	6,570,889

Provision for income taxes	-	-	-	-

Net income (loss)	912,112	(12,476)	8,613,146	6,570,889

Other comprehensive income
Foreign currency translation adjustment	501,924	10,520	743,299	298,114

Total comprehensive income (loss)	$1,414,036	$(1,956)	$9,356,445	$6,869,003

Earnings (loss) per share:
Basic and diluted	$0.06	$(0.00)	$0.54	$0.42

Weighted average number of shares outstanding:
Basic and diluted	15,918,940	15,639,100	15,918,940	15,639,100

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION

(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net Income	$8,613,146	$6,570,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	828,619	859,199
Prepaid leases amortized in current period	1,643,982	1,169,976
Changes in assets and liabilities:
Accounts receivable	(1,869,688)	(1,623,844)
Inventory	996,596	1,423,848
Advance payments	(49,275)	(21,305)
Prepaid leases	(9,247,469)	(12,002,436)
Other current assets	(16,372)	5,750
Accounts payable and accrued expenses	53,418	553,795
Customer deposits	(1,406,768)	-
Other current liabilities	21,173	410,607
Total adjustments	(9,045,784)	(9,224,410)

Net cash used in operating activities	(432,638)	(2,653,521)

Cash flows from investing activities:
Acquisition of property and equipment	(94,704)	(106,595)

Net cash used in investing activities	(94,704)	(106,595)

Cash flows from financing activities:
Restricted cash	279,755	(134,504)
Proceeds from short-term bank loans	5,435,240	3,370,512
Repayment of short-term bank loans	(4,204,318)	-
Due to related party	98,935	2,798

Net cash provided by financing activities	1,609,612	3,238,806

Effect of foreign currency translation	24,267	17,905

Net increase in cash and cash equivalents	1,106,537	496,595

Cash and cash equivalents – beginning	351,045	770,267

Cash and cash equivalents – ending	$1,457,582	$1,266,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$217,921	$228,147
Cash paid for income taxes	$-	$72,142

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION

(FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Geltology Inc. (“Gelt”) was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State, Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The accompanying consolidated financial statements include the financial statements of General Agriculture Corporation and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

On July 11, 2012, Gelt completed a reverse acquisition of General Red Holding, Inc. (“GRH”), which was established under the laws of the State of Delaware on January 18, 2011. To accomplish the Share Exchange Agreement, Gelt issued to GRH an aggregate of 125,112,803 shares of the common stock of Gelt, at par value of $0.0001 per share. Gelt was delivered with zero assets and zero liabilities at time of closing. Immediately prior to the Share Exchange, Gelt had 6,750,000 shares of Common Stock issued and outstanding. Simultaneously with the transaction, the two principal shareholders of Gelt surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them. The transaction was regarded as a reverse merger whereby GRH was considered to be the accounting acquirer. Although the Company is a legal parent company, the share exchange was treated as a recapitalization of GRH. Thus, GRH is the continuing entity for financial reporting purposes. The financial statements have been prepared as if GRH had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

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

On January 13, 2010, Greater China International formed Nanchang Hanxin Agriculture Technology Co., Ltd, a wholly foreign-owned enterprise (“WFOE”) in the city of Nanchang, Jiangxi Province, the PRC.

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

Note 1 – Organization and Nature of Business (continued)

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. See Note 18.

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

Change In Fiscal Year

On September 28, 2012, the Company’s board of directors approved a change in fiscal year-end from December 31 to September 30. The fiscal year-end change became effective September 30, 2012 and thus resulted in a nine months transition period from December 31, 2011 through September 30, 2012. Accordingly, the financial statements and financial comparisons included in Form 10-Q relate to the nine months ended June 30, 2013 and 2012 and the financial results for the nine months ended June 30, 2012 have been recast to allow for comparison based on the new fiscal periods.

Note 2 – Summary of Significant Accounting Policies (continued)

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. As of June 30, 2013 and September 30, 2012, no allowance was deemed necessary as all receivables were aged less than six months.

Note 4 – Inventory

Inventories as of June 30, 2013 and September 30, 2012 by major categories are summarized as follows:

	June 30, 2013	September 30, 2012

Raw materials	$88,515	$143,651
Work in process	2,577,984	3,448,817

Total	$2,666,499	$3,592,468

Work in process consists of depreciation of navel orange orchards, rental, salary, fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 5 – Property and Equipment

Property and equipment as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012

Electronic equipment	$111,830	$110,100
Vehicles	323,569	316,178
Machinery and equipment	2,055,773	2,004,449
Buildings and improvements	7,717,035	7,462,284
Navel orange orchards	10,557,846	10,316,711
Subtotal	20,766,053	20,209,722
Less: Accumulated depreciation	5,856,006	4,904,449
	14,910,047	15,305,273
Add: Construction in progress	299,478	280,902
Total	$15,209,525	$15,586,175

Depreciation expense was $277,150 and $263,018 for the three months ended June 30, 2013 and 2012, respectively, and $825,868 and $856,476 for the nine months ended June 30, 2013 and 2012, respectively.

Note 6 – Intangible Assets

Intangible assets as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012

Land use rights	$185,859	$181,613
Less: Accumulated amortization	27,879	24,517
Total	$157,980	$157,096

Amortization expense was $925 and $909 for the three months ended June 30, 2013 and 2012, respectively, and $2,751 and $2,723 for the nine months ended June 30, 2013 and 2012, respectively.

Note 7 – Prepaid Leases

Prepaid leases as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012

Current	$2,357,925	$1,559,648
Non current	18,519,037	11,311,206
Total	$20,876,962	$12,870,854

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

On December 30, 2012 and January 1, 2013, General Fruit entered into lease contracts with another group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2013. The lease terms are effective from January 1, 2013 through December 31, 2022. The aggregate lease amount is approximately RMB 46,997,300 ($7,453,772) and pursuant to the contract terms, as of March 31, 2013, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expense was approximately $672,629 and $390,618 for the three months ended June 30, 2013 and 2012, respectively, and approximately $1,643,982 and $1,169,976 for the nine months ended June 30, 2013 and 2012, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended June 30:
2013	$2,316,611
2014	2,316,611
2015	2,316,611
2016	2,316,611
2017	2,316,611
Thereafter	9,293,907
$20,876,962

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012

Accounts payable	$444,820	$333,444
Accrued expenses	177,406	226,202
Total	$622,226	$559,646

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – Short-Term Bank Loans

Short-term bank loans as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30,	September 30,
	2013	2012
On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s property.	$-	$4,163,290

On November 30, 2012 and December 21, 2012, the Company obtained a loan from Agricultural Development Bank of China, the principal of which will be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s property and equipment and guaranteed by the CEO.	$5,508,000	$-

Total	$5,508,000	$4,163,290

Note 10 – Due to Related Party

As of June 30, 2013 and September 30, 2012, the Company had outstanding debts from a related party, Hua Mei, of $253,648 and $151,994, respectively.

These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital. During the nine months period ended September 30, 2012, Hua Mei and the Company entered into an agreement to convert a debt in the amount of $307,720, owed to Greater China International to equity. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,909,572 after the conversion.

Note 11 – Income Taxes

The Company is a Delaware corporation and conducts all of its business through its Chinese subsidiaries, which operate in the PRC only. Gelt is a U.S. holding company and does not generate any U.S. income and accordingly there is no provision or benefit for U.S. income tax purposes.

Han Glory International is not subject to tax on income or capital gains under the laws of British Virgin Islands.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2013 and 2012. As a result, for the nine months ended June 30, 2013 and 2012, there was no income tax provision for the Company.

Note 12 – Stock Authorization and Issuance

On July 11, 2012, the Company entered into a Share Exchange Agreement with GRH and acquired all of the outstanding capital stock of GRH. In connection with the Share Exchange Agreement, the Company issued to GRH an aggregate of 125,112,803 shares of the common stock of the Company, at par value of $0.0001 per share. Immediately prior to the Share Exchange, the Company had 6,750,000 shares of Common Stock issued and outstanding. In connection with the transaction, the two principal shareholders of the Company surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them.

On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements have been retroactively adjusted to reflect this reverse split.

Note 13 – Statutory Reserve

The Company is required to make appropriations to statutory reserve, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. For the nine months ended June 30, 2013, for the nine months ended September 30, 2012 and for the twelve months ended December 31, 2011 and 2010, statutory reserve activity was as follows:

Balance – December 31, 2010	$968,127
Addition to statutory reserve	793,915
Balance – December 31, 2011	1,762,042
Addition to statutory reserve	317,116
Balance – September 30, 2012	2,079,158
Addition to statutory reserve	793,173
Balance – June 30, 2013	$2,872,331

Note 14 – Government Subsidy Income

The Company obtained government subsidy in cash from local governments, such as bank loan interest discount and eco-irrigation subsidy. The amount obtained differed each year. For the nine months ended June 30, 2013 and 2012, the government subsidy received was $275,391 and $106,939, respectively.

Note 15 – Earnings Per Share

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the Three Months Ended June 30,
	2013	2012

Net income (loss)	$912,112	$(12,476)

Weighted average common shares	15,918,940	15,639,100
(denominator for basic earnings (loss) per share)

Effect of diluted securities:	-	-

Weighted average common shares	15,918,940	15,639,100
(denominator for diluted earnings (loss) per share)

Basic earnings (loss) per share	$0.06	$(0.00)
Diluted earnings (loss) per share	$0.06	$(0.00)

	For the Nine Months Ended June 30,
	2013	2012

Net income	$8,613,146	$6,570,889

Weighted average common shares	15,918,940	15,639,100
(denominator for basic earnings per share)

Effect of diluted securities:	-	-

Weighted average common shares	15,918,940	15,639,100
(denominator for diluted earnings per share)

Basic earnings per share	$0.54	$0.42
Diluted earnings per share	$0.54	$0.42

Note 16 – Risk Factors

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

Note 17 – Risk of Concentration and Credit Risk

For the nine months ended June 30, 2013, four vendors accounted for approximately 67% of the Company’s raw materials, while for the nine months ended June 30, 2012, four vendors accounted for approximately 68% of the Company’s raw materials. Purchases from these vendors were $4,227,467 and $3,171,123 for the nine months ended June 30, 2013 and 2012, respectively.

Note 17 – Risk of Concentration and Credit Risk (continued)

For the nine months ended June 30, 2013, two customers accounted for 20% of the Company’s total sales. For the nine months ended June 30, 2012, no single customer accounted for more than 10% of the Company’s total sales.

Note 18 – Subsequent Event

At the annual meeting on June 28, 2013 the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State, Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to effect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s common stock.

On July 12, 2013, the Company filed with the Secretary of State, Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Second Charter Amendment”). Pursuant to the Second Charter Amendment, the Company’s Charter was amended to change the name of the Company from Geltology Inc. to General Agriculture Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corporation (formerly Geltology Inc.) for the three and nine months ended June 30, 2013 and 2012 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (the “Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's Transition Report on Form 10-KT filed with the SEC on December 28, 2012. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in United States dollars (“U.S. Dollar” or “US$” or “$”) and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign currency translation” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars at various pertinent dates and for pertinent periods. In this Report, references to “we”, “our”, “us”, the “Company” or the “Registrant” refer to General Agriculture Corporation, a Delaware corporation, and its subsidiaries and affiliated companies.

COMPANY OVERVIEW

The Company was incorporated under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to change our name from Geltology, Inc. to General Agriculture Corporation. The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

On June 28, 2013, at the Annual Meeting of stockholders the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to affect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements in this Report have been retroactively adjusted to reflect this reverse split.

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

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the year ended September 30, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Seasonal nature of operations

Typically the first (October to December) and second (January to March) quarters of our fiscal year are more profitable because of the maturity stage of the Company's products, which is usually from the month of October to March in the next year.

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

The Company uses U.S. Dollars for financial reporting purposes. The subsidiaries within the Company maintain their books and records in RMB, the currency of the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of operations and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 and the Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012.

Revenues

For the three months ended June 30, 2013, we had net revenues of $1,606,108, as compared to net revenues of $761,422 for the three months ended June 30, 2012, an increase of approximately $844,686 or 111%. The increase in net revenues was primarily attributable to an increase in sales volume and an increase in our sales prices.

Our sales volume increased by approximately 76.5% for the three months ended June 30, 2013, while the average sales price per kg increased by approximately 18.6%, as shown below:

	Sales	Sale Price
	Volume	Per KG	Total Sales
Three months ended	(in KG)	(in US$)*	Revenue
30-Jun-13	1,745,770	0.92	1,606,108
30-Jun-12	988,860	0.77	761,422
Variance	756,910	0.14	844,686
% Variance	76.5%	18.6%	110.9%

* The price of processing navel orange was not included in the calculation of sale price because there is no revenue from processing navel orange during the same period of year 2012 and the sale price of processing navel orange per KG is approximately $0.03 during 2013.

For the nine months ended June 30, 2013, we had net revenues of $17,424,349, as compared to net revenues of $16,835,368 for the nine months ended June 30, 2012, an increase of approximately $588,980 or 3.5%. The increase in net revenues was primarily attributable to an increase in the total sales volume for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Our sales volume decreased by approximately 0.4% for the nine months ended June 30, 2013, while the average sales price per kg increased by approximately 4.0%, as shown below:

	Sales	Sale Price
	Volume	Per KG	Total Sales
Nine months ended	(in KG)	(in US$)*	Revenue
30-Jun-13	21,768,860	0.80	17,424,349
30-Jun-12	21,864,115	0.77	16,835,368
Variance	-95,255	0.03	588,980
% Variance	-0.4%	4.0%	3.5%

* The price of processing navel orange was not included in the calculation of sale price because there is no revenue from processing navel orange during the same period of year 2012 and the sale price of processing navel orange per KG is approximately $0.03 during 2013.

Cost of sale.

Cost of sales increased by $40,961, or 11%, from $378,226 for the three months ended June 30, 2012 to $419,187 for the nine months ended June 30, 2013, as a result of a 111% increase in sales volume and cost reductions attributable to our increased cultivation of orange groves. Although the labor cost and prices we paid to our suppliers continued to increase, we were able to lower our costs by turning to more self-cultivation, which usually costs less than direct purchases of navel oranges.

Cost of sales decreased by $657,785, or 8%, from $8,234,202 for the nine months ended June 30, 2012 to $ 7,576,417 for the nine months ended June 30, 2013.

Gross profit and gross margin

Our gross profit was $1,186,921 for the three months ended June 30, 2013 as compared to $383,196 for the three months ended June 30, 2012, representing a gross margin of 74% and 50%, respectively. The increase in our gross profit margin for the three months ended June 30, 2013 was mainly attributable to the increase of sales volume, the increase in sales price per kg and the decrease of our cost of sales during the three months ended June 30, 2013.

For the nine months ended June 30, 2013, our gross profit was $9,847,932 as compared to $8,601,166 for the nine months ended June 30, 2012; representing a gross margin of 57% and 51%, respectively. The increase in our gross profit margin for the nine months ended June 30, 2013 was mainly attributable to the same reasons mentioned above.

Selling expenses

Selling expenses were $95,194 and $248,785 for the three months ended June 30, 2013 and 2012, respectively, decreased by $153,591 or 61.7%, mainly due to reduction in advertising and other expenses.

Selling expenses consisted of the following:

	For the Three Months Ended June 30,		Increase/decrease
	2013	2012	$	%
Shipping and handling	73,256	62,577	10,679	17.1%
Compensations and related benefits	7,096	3,822	3,274	85.7%
Advertising and promotion	1,751	166,664	-164,913	-98.9%
Others	13,091	15,722	-2,631	-16.7%
Total	95,194	248,785	-153,591	-61.7%
Selling expenses as % of revenue	5.93%	32.67%	-26.7%	-81.9%

Shipping and handling expenses increased by $10,680 or 17.1%, as a result of the increase in shipping volume.

Compensation and related benefits increased by $3,274, or 85.7%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to the implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $164,914 or 98.9%, as a result of the down-sizing of our marketing campaign in the three months ended June 30, 2013.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

Selling expenses were $881,482 and $1,306,318 for the nine months ended June 30, 2013 and 2012, respectively, decreased by 424,836 or 33%, mainly due to reduction in advertising and other expenses.

Selling expenses consisted of the following:

	For the Nine Months Ended June 30,		Increase/decrease
	2013	2012	$	%
Shipping and handling	765,757	686,275	79,482	11.6%
Compensation and related benefits	25,661	24,408	1,253	5.1%
Advertising and promotion	28,325	359,683	-331,358	-92.1%
Others	61,739	235,952	-174,213	-73.8%
Total	881,482	1,306,318	-424,836	-32.5%
Selling expenses as % of revenue	5.06%	15.86%	-10.8%	-68.1%

Shipping and handling expenses increased by $79,482 or 11.6%, as a result of the increase in shipping volume.

Compensation and related benefits increased by $1,253, or 5.1%, in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, due to the expansion of our sales force beginning in October 2012.

Advertising and promotion expense decreased by $331,358 or 92.1%, as a result of the reduction of the investment in our marketing campaign during the nine months ended June 30, 2013.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses

General and administrative expenses amounted to $128,392 for the three months ended June 30, 2013, as compared to $117,871 for the same period in 2012, a decrease of $10,521 or 8.9%. General and administrative expenses consisted of the following:

	For the Three Months Ended June 30,		Increase/decrease
	2013	2012	$	%
Compensation and related benefits	52,588	57,250	-4,662	-8.1%
Depreciation	24,377	24,808	-431	-1.7%
Professional service	14,355	5,781	8,574	148.3%
Office expenses	4,703	6,899	-2,196	-31.8%
Other	32,369	23,133	9,235	39.9%
Total	128,392	117,871	10,521	8.9%
G&A expense as of revenues	8.0%	15.5%	-7.5%	-48.4%

Compensation and related benefits decreased by $4,662 or 8.1%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff .

Depreciation expense decreased by $431, or 1.7%, in the three months ended June 30, 2013, as compared to the same period in 2012. The decrease was primarily because some fixed assets have been fully depreciated during the reporting period.

Professional service fees increased by 8,574 mainly due to the increase in the audit and legal fees.

Office expense decreased by $2,195, or 31.8%, in the three months ended June 30, 2013, as compared to the same period in 2012, as our Hanxin Agriculture, located in Nanchang, Jiangxi Province was able to cut down its office expense.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

General and administrative expenses amounted to $453,460 for the nine months ended June 30, 2013, as compared to $645,180 for the same period in 2012, a decrease of $191,720 or 29.7%.

General and administrative expenses consisted of the following:

	For the Nine Months Ended June 30,		Increase/decrease
	2013	2012	$	%
Compensation and related benefits	154,643	255,111	-100,468	-39.4%
Depreciation	112,674	99,028	13,646	13.8%
Professional service	29,727	69,211	-39,484	-57.0%
Office expenses	16,903	26,451	-9,548	-36.1%
Other	139,513	195,379	-55,866	-28.6%
Total	$453,460	645,180	-191,720	-29.7%
G&A expense as of revenues	2.60%	3.83%	-1.23%	-32.1%

Compensation and related benefits decreased by $100,468 or 39.4%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff.

Depreciation expense increased by $13,646, or 13.8%, in the nine months ended June 30, 2013, as compared to the same period in 2012. The increase was primarily due to the completion of construction of our Plastic Sorting Workshop worth approximately $132,000 and the addition of certain equipment in December 2011, for which we started to record depreciation of workshop and equipment in 2012.

Professional service fees decreased by $39,484 mainly due to the decrease in audit and legal fees related to reverse merger during 2012.

Office expense decreased by $9,548, or 36.1%, in the three months ended June 30, 2013, as compared to the same period in 2012, as our Hanxin Agriculture, located in Nanchang, Jiangxi Province was able to cut down its office expense.

Other general and administrative expenses mainly include customer entertainment, utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Income from operations

For the three months ended June 30, 2013, income from operations was $963,335, as compared to $16,540 for the three months ended June 30, 2012, an increase of $946,795 or 5724%, mainly due to increase in our sales volume and sales price and reduction in our cost of sales during three months ended June 2013 compared the same period in 2012

For the nine months ended June 30, 2013, income from operations was $8,512,989, as compared to $6,649,668 for the nine months ended June 30, 2012, an increase of $1,863,321 or 28%.

Other income (expenses)

For the three months ended June 30, 2013, other expense amounted to $51,223 as compared to other expense of $29,016 for the same period in 2012. For the three months ended June 30, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $6,405 or 4% period over period due to a decrease in the average interest rate of our bank loans, and (ii) certain government subsidies, such as bank loan interest discount and an eco-irrigation subsidy. In the three months ended June 30, 2013, we received government subsidies of approximately $19,127, as compared to $47,655 for the three months ended June 30, 2012. Government subsidies vary from time to time.

For the nine months ended June 30, 2013, other income amounted to $100,156 as compared to other expense of $78,779 for the same period in 2012. For the nine months ended June 30, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $10,226 or 4.5% period over period due to a decrease in the average balance and interest rate of our bank loans, and (ii) certain government subsidies, such as bank loan interest discount and an eco-irrigation subsidy. In the nine months ended June 30, 2013, we received government subsidies of approximately $275,291, as compared to $106,939 for the nine months ended June 30, 2012. Government subsidies vary from time to time.

Income tax expense

For both the three months ended June 30, 2013 and 2012, and also for both the nine months ended June 30, 2013 and 2012 income tax amounted to $0. We began enjoying an income tax exemption for year 2013 and 2012 for processing agricultural commodities. General Fruit has been approved for tax exemption since its formation.

Net income

As a result of the factors described above, our net income for the three months ended June 30, 2013 was $912,112. For the three months ended June 30, 2012, we had net loss of $12,476. For the nine months ended June 30, 2013 and June 30, 2012, the net income was $8,613,145 and $6,570,889, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. Dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $501,924 for the three months ended June 30, 2013 as compared to $10,520 for the same period in 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

For the nine months ended June 30, 2013 and same period in 2012, we reported a foreign currency translation gain of $743,299 and $298,114, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three months ended June 30, 2013, comprehensive income of $1,414,036 is derived from the sum of our net income of $912,112 plus foreign currency translation gain of $501,924.

For the nine months ended June 30, 2013, comprehensive income of $9,356,445 is derived from the sum of our net income of $8,613,145 plus foreign currency translation gain of $ 743,299.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of June 30, 2013, our balance of cash and cash equivalents was $1,457,582. As of September 30, 2012, our balance of cash and cash equivalents was $ 351,045, an increase of 1,106,537 or 315.2%, mainly due to net cash provided by financing activities.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2013 and 2012:

	For the Nine Months Ended June 30,		Increase/decrease
	2013	2012	$	%
Net cash used in operating activities	(432,638)	(2,653,521)	2,220,883	-83.7%
Net cash used in investing activities	(94,704)	(106,595)	11,891	-11.2%
Net cash provided by financing activities	1,609,612	3,238,806	(1,629,194)	-50.3%
Effect of foreign currency translation	24,267	17,905	6,362	35.5%
Net increase in cash and cash equivalents	1,106,537	496,595	609,942	122.8%

In summary, our cash flows were:

Net cash used in operating activities decreased in the nine months ended June 30, 2013 by $2,220,883 to $432,639, from net cash used in operating activities of $2,653,521 for the nine months ended June 30, 2012. These changes were mainly brought about by the following changes: an increase in net income of $2,2042,257, a decrease in cash used in prepaid leases of $2,754,967, an decrease in cash provided by customer deposits of $1,406,768 and a decrease in cash tied in inventory of $427,252.

Net cash used in investing activity decreased by $11,891, from $106,595 to $94,704, in the nine months ended June 30, 2013 compared to the same period ended in 2012, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $1,629,194 to $1,609,612 in the nine months ended June 30, 2013 compared to $3,238,806 provided by financing activities at the same period ended in 2012. This was due to the repayment of short-term bank loans of $4,204,318.

Working capital as of June 30, 2013 increased by $2,524,380 to $2,049,265 from $(475,115) as of September 30, 2012.  In order to stay cost competitive in the long-run, we leased 165,278 additional orange trees within the past nine months. Based on the lease rate of approximately $55.96(RMB350) per tree in 2013, the total spending is estimated to be no more than $9,247,469 (RMB46, 997,300).

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,508,000 (RMB34, 0000, 000) from Agricultural Development Bank of China.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the Quarterly Period ended June 30, 2013.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL AGRICULTURE CORPORATION

Date: August 14, 2013	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

