Form 10-K
period 2013-09-30
General Agriculture Corp
filed 2013-12-27
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number: 333-174874

General Agriculture Corporation
(Exact name of Registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 801, Plaza B, Yonghe Building,
No.28 AnDingMen East Street
Dongcheng District
Beijing, China	100007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:
Phone: 86-10-64097316
Fax: 86-10-64097026

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☒   No  ☐  *The registrant has not completed the construction of its corporate Web site.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of March 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,754,849 shares of common stock held by non-affiliate shareholders) was $ 4,505,818

On December 15, 2013, we had 15,918,940 shares of common stock issued and outstanding. On July 12, 2013, the Company effected the 1 for 8 reverse split of the Company’s common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report on Form 10-K (“Report”), including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I.

ITEM 1.  BUSINESS

References to “GELT” shall refer to General Agriculture Corporation.   References to the “Company” “we,” “our,” “ours” and “us,” shall refer to General Agriculture Corporation, and include our operating subsidiaries in the PRC, Xingguo General Fruit Industry Development Co., Ltd. (“General Fruit”) and its wholly owned subsidiary Xingguo General Red Navel Orange Preservation Company Ltd. (“General Preservation”).

BUSINESS
Company Background

General Agriculture Corporation (“GELT”) was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, GELT filed with the Secretary of State, Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. GELT, through its direct operating subsidiaries General Fruit and General Preservation, is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

Our current corporate structure is as follows:

Our Current Business and Products

We are one of the leading companies engaged in the planting, post-harvest processing and temperature controlled preservation and storage of navel oranges in China. We contract with approximately30 farmers to plant and harvest oranges in our orchards and provide them with not only the raw materials necessary to plant, but also technical guidance and services to monitor quality of the crops. When navel oranges are harvested, we preserve, store and subsequently sell them throughout many regions in the PRC. In addition to contracting with local farmers for the planting and harvesting work in our orchards, we purchase oranges from farmers and cooperatives who do not use our land. The oranges purchased from other farmers and cooperatives are not necessarily planted and harvested as organic navel oranges. However, once purchased we commercially process and preserve them according to the standards of organic navel oranges. Even though we plant navel oranges in our orchards certified as organic, we do not market any of our navel oranges as organic to the consumer market. All of the navel oranges we sell use the “General Red” brand name. We have received numerous honors and certifications due to the quality of our branded navel oranges, including “High Quality Navel Orange” awarded by China (Ganzhou) Navel Orange Festival committee, and “China Famous Fruit” awarded by China Fruit Distribution Association.

Our goal is to become the largest integrated grower, packager and distributor of navel oranges in China. We have invested in our business by devoting resources to the establishment of significant orange orchards, by building a state of the art storage and preservation facility and by marketing and advertising our products. Currently, we have 701,864 orange trees in 20,112.84 mu of land (approximately 3,313.3 acres) in Ganzhou of Jiangxi Province. We acquired 10,027.94 mu of the land (approximately 1,651.97 acres) from the local government, and developed our own orange orchards on that land, in which about 228,606 orange trees were planted. In addition, we leased from individual farmers 10,084.9 mu of orange orchards (approximately 1,661.36 acres and 473,258 orange trees).

There are four models that our company implements to operate our business of the orange production and procurement. In the company owned orchards, we have direct employees working in the orchards, and there is no involvement of unrelated third parties in production. In other orchards that we own, we hire local farmers to take care of orchards at a fixed fee per tree, which has been in the range of approximately $ 8.0 to $ 9.0 per tree since 2011. We provide local farmers with raw materials, such as seedlings and fertilizer, as well as production tools, electricity and irrigation facilities necessary for planting and harvesting the oranges. Our in-house fruit forest management and protection team provide technical support and guidance to the farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of organic pesticides for weed and pest control, and protection against frost and rain. We instruct farmers on how to implement these quality control measures. For the leased orange orchards, we adopt a different model. Prior to the growing season, the farmers enter into short-term sales contracts with us, which provide that we will purchase a specified quantity of oranges from the farmers, based on weight, at a specified purchase price. We divide the production yield with farmers, so that 60% of all product is for us, and 40% is for the farmers. These contracts further provide that we are only obligated to purchase those oranges that meet our quality specifications. We believe that this is an attractive model for farmers, as it allows them to bypass the logistics and added costs of going through wholesale or retail markets to sell their oranges. This model is also beneficial to us because we have an ongoing supply of oranges, which we know are grown according to our specifications, enabling us to consistently maintain our high level of quality. In addition to production in our owned and leased orchards, we buy navel oranges from outside parties. However, the production volume from our owned and leased orchards has increased from 35% of total sales in fiscal year 2009, to 72% in fiscal year 2012, and 77% in fiscal year 2013.

In Ganzhou, Jiangxi, we constructed one of the largest navel orange temperature-controlled preservation facilities in the Southern Jiangxi region of China on 19,176.31 square meters of land (approximately 4.74 acres), of which 14,907.92 square meters (approximately 3.68 acres) is the construction area of the main structure for the preservation facility. We have approximately 4,268.39 square meters (approximately 1.05 acres) of administrative offices, dormitories and power supply rooms next to the facility. The maximum storage capacity is 7,000 tons. Currently, most of the navel orange storage facilities in the Southern Jiangxi region are cold storage, with few that are temperature controlled facilities. The temperature-controlled storage and preservation technology used in our facility comes from Beijing Furui Ventilation Protection Company (“Beijing Furui”), which was previously a subsidiary of China Agricultural University and Chinese Academy of Agricultural Sciences. Beijing Furui was the construction contractor in the design and build of our temperature-controlled preservation facility, and provided the main equipment used in the facility. We purchased our post-harvest processing equipment, which includes our selection and packaging lines, from MAF RODA Group of Spain (“MAF RODA”). As part of the purchasing contract, MAF RODA provides us with technical training on how to operate the equipment, which includes educating our employees about the automatic control technology used in the equipment. We have two modern sorting lines at our Ganzhou facility. The sorting line has a sorting capacity of 40 tons/hour. These sorting lines clean, disinfect and apply wax coating to the oranges, and then select, classify, and send the naval oranges to pre-storage.

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

Navel orange production requires stringent climate conditions, therefore, there are limited areas in the world where navel oranges can be produced. As a result, production is primarily concentrated in warmer climates, such as California, Spain, South Africa, Australia, and “Gannan – Southern Hunan – Northern Guangxi” in China. The Chinese government has identified the Gannan area as "the hometown of the navel orange in China", and has been supportive of local producers. The Ministry of Agriculture named Gannan navel oranges as one of the nine competitive agricultural products in the country, and listed Gannan as one of the key developing areas.

General Fruit is one of six leading enterprises in Gannan and plays a decisive role in Gannan’s navel orange industry. “Ganan Navel Orange” is the common brand shared by all producers in Gannan area. We believe that “General Red” stands out among all of the Gannan brands because of the measures we take to ensure quality along with our consistent branding strategy.

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

Post-harvest  processing

The post-harvest processing of harvested fruits also has broad prospects in China. Post-harvest processing includes selecting, grading, cleaning, pre-cooling, waxing and packaging. Proper processing can minimize post-harvest loss, maintain the high nutritional content and freshness, slow down the metabolic process of fruit in its natural state, enhance the appearance of the fruit and extend the life of the fruit. Currently, 95% of citrus fresh fruit are sold in domestic market in China with the rest of about 5% exported overseas, and 10% of fresh fruit are processed in the post-harvesting period in China, lower than the average level of 35% worldwide.

Preservation

The storaging and preserving technology in China lags behind that of developed countries in the citrus exports area due to grossly inadequate storage and preservation facilities. According to data published in the “Agricultural Product Cold-Chain Logistics Development Plan” formulated by China National Development and Reform Commission, the rate of cold chain distribution of fruits and vegetables is only 5%, and the rate of refrigerated transportation hardly reaches 15%, which is much lower than in developed countries. Cold chain distribution is a temperature controlled distribution supply chain, resulting in an uninterrupted series of storage and distribution activities by maintaining a given temperature. It is used to help extend and ensure the shelf life of products, including agricultural products. According to China National Development and Reform Commission, the loss rate in distribution of oranges in China is 20-30%, compared with less than 5% in developed countries. The National Development and Reform Commission of China developed a "cold chain logistics development plan" in 2010, to improve the cold chain distribution rate to 20% and refrigerated transportation rate to 30%, and reduce loss rate in distribution to 15%.

Most navel oranges mature in October and November, and are distributed during the months of October through January. General Fruit can extend its sales cycle to June of the following year due to its strong preservation abilities, which enables us to sell navel oranges at a higher price during the off-season when other distributors may not have sufficient supply.

Our Competitive Strengths

Our competitive strengths include:

Quality of Oranges and Brand Name. We are committed to distributing oranges that our management believes meet high quality standards. Our agreements with the farmers and suppliers provide that each orange must have a solid shape, even stem and a smooth surface, and be free of any black spots, fertilizer spots, cracks or worms. For the farmers we contract with, our agreements further provide that oranges may not be picked when it is raining, or within three days of rain, when it is foggy or before the dew on the orange tree has dried. Pursuant to the terms of our supply contracts, we will not buy navel oranges if the quality standards are not met. For the orchards that we farm with our own employees, we apply the same quality standards described above. The Company has received more than 20 honors related to navel oranges and the Company’s preservation facility. Among the honors the Company has received are the titles of “Chinese Famous Brand” by the Fruits Logistics Association of China, “Famous Agricultural Brand of Jiangxi” by the Jiangxi provincial government, and “Key Leading Enterprise of Ganzhou in Agricultural Industrialization” by the Ganzhou municipal government.

Geographical Advantage. Compared to navel orange competitors located outside of our region, the location of our planting area affords us numerous advantages, including proximity to China’s transportation network of highways, desirable climate conditions and soil for cultivating organic oranges. Our planting area is close to the Beijing-Kowloon railroad, 105 state road, 323 national highway, 319 state road, Kunsha Highway, and Quannan Highway. Using these roads, Jinggangshan airport is approximately one hour drive while the port cities of Shenzhen, Guangzhou and Xiamen are all within five hours by car. Our planting area is located in a subtropical monsoon climate, with abundant rainfall, sunshine and four distinct seasons. The average annual temperature is 18.9°C with a low of -3°C and relative humidity of 70-80%. There is an average annual sunshine exposure of 1,992.3 hours and approximately 1,600 mm of annual rainfall making it very suitable for growing oranges. The soil at our planting area is rich in organic matter with soil pH levels of 6-6.3 (optimal for orange cultivation). Soil sample tests are conducted by experts to comply with the provisions of the Chinese government’s NY5016-2001 standard. In July 2007, Jiangxi Province Academy of Agricultural Sciences Green Food Environment Test Center conducted tests on the soil, irrigation water and air quality of the Company’s navel orange planting base located in Chongxian Township, Xingguo County, Jiangxi Province and concluded that the planting base was suitable for the production of organic products.

Top of the Line Sorting Machines. Our processing facilities utilize top of the line sorting machines purchased from leading manufacturers in this industry, such as MAF RODA Group and Yantai Sinclair Economic and Trade Co., Ltd. MAF Roda is the world's largest fresh produce procurement, processing, and packaging equipment manufacturer, leading the world in the development of agricultural products packaging industry, and its products represent the top of the line in the field. Yantai Sinclair Economic and Trade Co., Ltd., is the world's leading provider of fresh fruits and vegetables labeling systems. All of the world's major fruit producing areas are served by Sinclair's systems, which meet European specifications and regulations regarding fruits and vegetables, the U.S. Food and Drug Administration (FDA), and the world's leading supermarket chain requirements. Sinclair currently has tens of thousands of devices running worldwide.

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

Management and Expert Team. We have established a specialized fruit forest management and expert team, who work with the contract farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of pesticides for weed and pest control, and to  educate about protection against frost and rain. Our team has learned through various lectures taught by a professor of Huazhong Agricultural University, a member of the Chinese Academy of Engineering, and by other fruit experts in China. These lectures were part of an agricultural technology promotional series, provided by the Chinese government for free in support of the planting of navel oranges in the Southern Jiangxi region. In these seminars and lectures, our team received introduction of some high-yield (in terms of quantity) and high-quality (in terms of quality) navel orange varieties suitable for the Southern Jiangxi region, and our team was taught standardized production, pollution-free cultivation and other cultivation techniques.

Growth Strategy

We intend to leverage our existing operations to create a fully integrated business that grows, preserves and distributes high-quality navel oranges, other fruits and vegetables. Our growth strategy will be focused on the increase of orchard and orange trees in the short term, and then distribution of general fruits and vegetables in the long term, and our approach includes:

Increasing Navel Orange Orchards in Gannan. Within the next 2 years, we will continue to build, acquire and lease navel orange orchards in Gannan region, because of the geographic advantage of Gannan we discussed earlier. During the year ended September 30, 2013, we leased 165,278 orange trees in Gannan. We aim to increase the number of orange trees in our own and leased orange orchards by  150,000 trees within the next 1 to 2 years. We plan to spend approximately $8.3 million (about RMB50 million) to implement this strategy, financed through cash flow of existing operations or outside financing.

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

Promoting General Red Brand Name. As part of continuous efforts in the next few years, we plan to promote and enhance the “General Red” brand by placing General Red trademark signs and advertisements in member stores and in the target markets, employing consistent product management system and high standards for product quality, conducting customer feedback surveys, and bringing added convenience to end-customers. During the years ended September 30, 2013 and 2012, the Company spent advertising expenses of $31,833 and $250,647, respectively. For the next 12 months (October 1, 2013 through September 30, 2014), we anticipate spending approximately $83,333 (about RMB500,000) to promote our brand name, primarily through stores, Internet, TV and radio advertisements. The implementation of this strategy is to be financed through cash flow of existing operations.

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

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)			Storage
		Area of Organic	Sorting Line	Facility	Leading
	Total Area	Planting Base for	Capacity	Capacity	Enterprise
Company Name	(mu)	Navel Orange	(ton/hour)	(tons)	Qualification [1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	None	40	20000	Provincial Level
Jiangxi Gannan Fruit Industry Holdings Co., Ltd.	3,250	None	20	None	None
Jiangxi Yangshi Nanbei Fresh Fruit Co., Ltd.	None	None	60	None	Provincial Level
Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	6,880	1,000	80	None	Provincial Level
Jiangxi Shengwei Fruit Industry Co., Ltd.	None	None	20	6000	None
Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	None	None	None	None
Xinfeng County Yuhe Agricultural Development Co., Ltd.	None	None	40	10000	Provincial Level
Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	None	25	5000	Provincial Level
Huichang County Lvfeng Fruit Industry Co., Ltd.	None	None	15	3000	Provincial Level
Anyuan County Jinfeng Linong Products Co., Ltd.	None	None	15	None	None

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

Set forth below is a list of our top four suppliers during the year ended September 30, 2013:

Supplier	Percentage of total supply
Ningdu County Qingtang Township Xiangyun Fruits Professional Cooperative	20.30%
Ningdu County Anfu Township Shuoguomanyuan Professional Coorperative	16.27%
Ningdu County Qingtang Township Qinglong Fruits Professional Cooperative	10.40%
Yudu Xinyuan Fruits development Co., Ltd.	10.12%

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

The ratio of outside supplies of navel oranges has declined from approximately 55% in fiscal year 2011, 28% in fiscal year 2012 to 23% in fiscal year 2013, due to the increase in navel orange trees that we own and lease.

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

Set forth below is a list of our top five customers during the year ended September 30, 2013:

Customer	Percentage of total sales
Beijing laoliao Fruit Trade Co., Ltd.	9.79%
Sichun Huaxinghongcheng Investment Co., Ltd.	9.78%
Fen Xin	8.47%
Shenzhen Jialun Xingnong Fruit Trade Co., Ltd.	7.89%
Beijing Yuanhen Xingye Fruit Trade Co., Ltd.	7.15%

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

Trademarks

Through General Fruit and General Preservation, we are licensed to use the following trademarks registered with the Trademark Office, State Administration for Industry and Commerce in the PRC:

We plan to file for an extension with the appropriate trademark offices before expiration of the trademarks listed above.

Employees

Currently, we have 99 employees and temporary staff. Set forth below is a breakdown of our employees by category:

Category	Number of employees
Administrative and finance	32
Sales and marketing	4
Technician	6
Workers*	57

*	The number of workers we hired for seasonal work was 57 as the peak of seasonal picking was postponed to November during 2013. It was in October last year.

 General Fruit and General Preservation, our operating companies in PRC, have signed employment contracts with all employees, either full-time or part-time. Pursuant to the labor regulations in PRC, we are required to pay social insurance for full-time employees, but not for part-time employees.

Corporation Information

Our principal executive offices are located at Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China. Postal Code:  100007

Our telephone number is +  86-10-64097316.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Report, including our consolidated financial statements and related notes included elsewhere in the report, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

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

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2013 and 2012. As a result, for the years ended September 30, 2013 and 2012, there was no income tax provision for the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2. DESCRIPTION OF PROPERTY

There is no private ownership of land in China. Land is usually owned by the state and the government grants land use rights for specified terms. General Preservation has obtained the following Land Use Right Certificates and Property RightCertificates which show our entitlement to the land and buildings used by the Company. In addition, General Fruit has entered into certain orchard and office leases.

No.	Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2049)	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

2	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2050)	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

3	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2051)	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

4	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2052)	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

5	General Preservation	State-owned Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051)	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

6	General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020

	General Fruit	Lease from various people (7)	2,258.4	Orchards	Ningdu county	December 31, 2022

	General Fruit	Lease from 1person	500	Orchards	Yudu county	December 31, 2022

7	General Fruit	Lease from various people (20)	4,746 mu	Orchards	Xingguo county	December 31, 2020

8	General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064

9	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,608 mu	Orchards	Xingguo county	Various, from 2031 to 2034

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “GELT”.

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2012 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended September 30, 2013

	High	Low
Quarter ended September 30	$5.44	4.96
Quarter ended June 30	5.44	1.20
Quarter ended March 31	1.20	1.20
Quarter ended December 31	1.20	1.20

Year Ended September 30,  2012

	High	Low
Quarter ended September 30	$1.20	1.20
Quarter ended June 30	1.20	0.30
Quarter ended March 31	0.30	0.30
Quarter ended December 31	0.30	0.30

 Holders of Common Stock

As of December 15, 2013, there were approximately 630 record holders of Common Stock. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2013, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

In connection with the Exchange Agreement, on July 11, 2012, we issued an aggregate of 125,112,803 shares of Common Stock to the GRH Shareholders. We received in exchange from the GRH Shareholders 125,112,803 shares of GRH, representing 100% of the issued and outstanding shares of GRH, which exchange resulted in GRH becoming our wholly owned subsidiary. The issuance of such securities was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D or Regulation S promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corporation(formerly Geltology Inc.) for the years ended September 30, 2013 and 2012 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this annual report on Form 10-K(the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign currency translation” below for information concerning the exchanges rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

COMPANY OVERVIEW

Geltology Inc. (“GELT”) was incorporated under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, GELT filed with the Secretary of State Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. GELT, through its direct operating subsidiaries General Fruit and General Preservation, is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

On June 28, 2013, at the Annual Meeting of stockholders, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to affect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements have been retroactively adjusted to reflect this reverse split.

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

While our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the year ended September 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Seasonal nature of operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through December and from January through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

Accounts receivable

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

Inventories

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

Revenue recognition

The Company derives its revenue primarily from sale of navel oranges. Revenue is recognized in accordance with the provisions of ASC Topic 605, which provides that revenue is recognized when products are shipped, title and risk of loss are passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advances from customers.

Impairment of Long-Lived Assets

 Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Land use rights with a finite useful life are amortized on a straight-line basis over its estimated useful life of 50 years.

Foreign Currency Translation and Transactions

The accompanying audited consolidated financial statements are presented in U.S. dollars (“USD”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). The audited consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

Cash flow from the Company’s operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company since it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2013	2012
Year end RMB:USD exchange rate	0.1630	0.1583
Average Yearly RMB:USD exchange rate	0.1605	0.1582
Year end HKD:USD exchange rate	0.1290	0.1290
Average Yearly HKD:USD exchange rate	0.1289	0.1288

Results of Operations for the Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012

Revenues

For the year ended September 30, 2013, we had revenues of $17,490,837, as compared to those of $16,834,304 for the year ended September 30, 2012, an increase of approximately $656,533 or 3.90%. The increase in revenues was primarily attributable to (1) an increase in the unit price of our products due to increased domestic market demand; (2) the quantity of navel orange exported overseas decreased from 1.5 million KG in 2012 to 0.3 million KG in 2013. The average unit price of our products sold in domestic market is higher than that sold overseas.

Our sales volume decreased by approximately 1.40% for the year ended September 30, 2013, while the average unit sales price increased by approximately 5.20%, as shown below:

	Sales	Sale Price
	Volume	Per KG	Total Sales
Years ended	(in KG)	(in US$)*	Revenue
30-Sep-13	21,531,320	0.81	17,490,837
30-Sep-12	21,837,460	0.77	16,834,304
Variance	306,140	0.04	656,533
% Variance	1.40%	5.20%	3.90%

Cost of Sale.

Cost of sales decreased by $510,430, or 6.32%, from $8,076,376 for the year ended September 30, 2012 to $7,565,946 for the year ended September 30, 2013. The decrease was primarily attributable to (1)an increase in the product output of 2.5 kg orange per tree due to better maintenance and cultivation in the past two years; (2) an extra tax levied on naval oranges sold overseas, which increased the cost of sale in fiscal 2012; (3) the quantity of navel oranges outsourced decreased by 5%. The cost of navel oranges cultivated from our orchards is lower than that outsourced.

Gross profit and gross margin

Our gross profit was $9,924,891 for the year ended September 30, 2013 as compared to $8,757,928 for the year ended September 30, 2012, representing a gross margin of 56.7% and 52.0%, respectively. The increase in our gross profit margin for the year ended September 30, 2013 was mainly attributable to the reasons discussed above.  The higher gross margin was primarily due to (1) the synergy between the complete chain of the production process from planting, preserving to packaging; (2) lower amortization of the land use rights due to low acquisition cost.

Selling expenses

Selling expenses were $886,595 and $1,116,455 for the year ended September 30, 2013 and 2012, respectively, decreased by $229,860 or 20.6%, mainly due to reduction in advertising and other expenses.

Selling expenses consisted of the following:

	For the Years Ended September 30,		Increase/decrease
	2013	2012	$	%
Shipping and handling	803,970	791,295	12,675	1.6%
Compensations and related benefits	32,505	18,904	13,061	71.9%
Advertising and promotion	30,904	251,173	(220,270)	-87.7%
Others	19,216	55,083	(35,867)	-65.1%
Total	886,595	1,116,455	(229,860)	-20.6%
Selling expenses as % of revenue	5.07%	6.62%	-1.55%	-23.4%

Shipping and handling expenses increased by $12,675 or 1.6%, as a result of the increase in gas price.

Compensation and related benefits increased by $13,061, or 71.9%, in the year ended September 30, 2013 compared to the year ended September 30, 2012, due to the implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $220,270 or 87.7%, as a result of the down-sizing of our marketing campaign in the year ended September 30, 2013.

Other expense mainly includes customer entertainment, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses

General and administrative expenses amounted to $891,893 for the year ended September 30, 2013, as compared to $914,214 for the same period in 2012, an increase of $22,321 or 2.4%. General and administrative expenses consisted of the following:

	For the Year Ended September 30,		Increase/decrease
	2013	2012	$	%

Compensation and related benefits	222,926	231,531	(8,605)	-3.7%

Depreciation	117,915	69,237	47,978	68.6%

Professional service	331,204	365,449	(34,245)	-9.4%

Office expenses	16,719	28,976	(12,257)	-42.3%

Meal and entertainment	40,691	53,136	(12,445)	-23.4%

Other	162,437	165,184	(2,746)	-1.7%

Total	891,893	914,214	(22,321)	-2.4%
G&A expense as of revenues	5.09%	5.43%	-0.14%	-2.55%

Compensation and related benefits decreased by $8,605 or 3.7%, mainly because in October 2012, we laid off certain staff in our purchasing department and certain related supporting staff.

Depreciation expense increased by $47,978, or 68.6%, in the year ended September 30, 2013, as compared to the same period in 2012. The increase was primarily due to the adjustment in depreciation expenses in 2012 and the addition of certain equipment in December 2011, for which we started to record depreciation of workshop and equipment in 2012.

Professional service fees decreased by $34,245 due to more audit and legal fees incurred for the reverse merger transaction in the prior fiscal year.

Office expense decreased by $12,257, or 42.3%, in the year ended September 30, 2013, as compared to the same period in 2012. The decrease is primarily due to the cut down office expense in its subsidiaries since October 2012.

Meal and entertainment decreased by 12,445, or 23.4%, in the year ended September 30, 2013, as compared to the same period in 2012. The decrease is primarily because the Company reduced its marketing expenses in 2013 as the company built its brand name through the marketing campaigns during fiscal 2012 and the Company decided to cut back marketing expenses in 2013.

Other general and administrative expenses mainly include utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items. Their amounts varied period over period due to different circumstances.

Income from operations

For the year ended September 30, 2013, income from operations was $8,146,403, as compared to $6,727,259 for the year ended September 30, 2012, an increase of $1,419,144 or 21.1%, mainly due to increase in the unit price of our products  and decrease in our cost of sales during year ended September 2013 compared the same period in 2012.

Other income (expenses)

For the year ended September 30, 2013, other income amounted to $26,055 as compared to other expense of $180,379 for the same period in 2012. For the years ended September 30, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $7,067 or 2.3% period over period due to a decrease in the average balance and the interest rate of our bank loans, the interest rate decreased to 6% from 6.56%, and (ii) certain government subsidies, which increased by $165,041or 148.1% compared the same period in fiscal 2012. In the year ended September 30, 2013, we received government subsidies of approximately $276,442, as compared to $111,401 for the year ended September 30, 2012.

Income tax expense

For the years ended September 30, 2013, income tax amounted to $0. We began enjoying an income tax exemption for year 2013 and 2012 for processing agricultural commodities. General Fruit has been approved for tax exemption since its formation.

Net income

As a result of the factors described above, our net income for the year ended September 30, 2013 was $8,172, 458. For the year ended September 30, 2012, we had net income of $6,546, 880.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $932,630 for the year ended September 30, 2013 as compared to $271,853 for the same period in 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the years ended September 30, 2013 and 2012, comprehensive income of $9,105,088 and $6,818.733 were derived from the sum of our net income of $8,172,458 and 6,546,880 plus foreign currency translation gain of $932,630 and $271,853, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through short-term bank loans and operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of September 30, 2013, our balance of cash and cash equivalents was $2,408,520. As of September 30, 2012, our balance of cash and cash equivalents was $ 351,045, an increase of 2,057,475 or 586.1%, mainly due to net cash provided by financing activities.

The following summarizes the key components of the Company’s cash flows for the years ended September 30, 2013 and 2012:

	For the Years Ended September 30,		Increase/decrease
	2013	2012	$	%
Net cash provided by(used in) operating activities	110,240	(2,353,939)	2,464,179	104.7%
Net cash used in investing activities	(99,352)	(360,307)	260,955	72.43%
Net cash provided by financing activities	2,079,292	2,288,368	(209,077)	-9.14%
Effect of foreign currency translation	(32,705)	(4,164)	(28,541)	-685%
Net increase(decrease) in cash and cash equivalents	2,057,475	(430,042)	2,487,516	578.4%

In summary, our cash flows were:

Net cash provided by operating activities increased in the year ended September 30, 2013 by $2,464,179 to $110,240, from net cash used in operating activities of $2,353,939 for the year ended September 30, 2012. These changes were mainly brought about by the following changes: an increase in net income of $1,625,578, a decrease in cash used in prepaid leases of $3,547,677, a decrease in cash provided by customer deposits of $2,804,560 and a decrease in cash tied in inventory of $471,291.

Net cash used in investing activity decreased by $260,955, from $360,307 to $99,352, in the year ended September 30, 2013 compared to the same period ended in 2012, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $209,077 to $2,079,292 in the year ended September 30, 2013 compared to $2,288,368 provided by financing activities at the same period ended in 2012. This was due to the repayment of short-term bank loans of $4,220,361.

Working capital increased by $2, 987,976 to $2, 380,778 as of September 30, 2013 from working capital deficit of $607,198 as of September 30, 2012.  In order to stay cost competitive in the long-run, we leased 165,278 additional orange trees within fiscal 2013. Based on the lease rate of approximately $55.96(RMB350) per tree in 2013, the total spending is estimated to be no more than $9,248,956 (RMB47,004,857).

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,542,000 (RMB34, 0000, 000) from Agricultural Development Bank of China, which was paid off during October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loans with Agricultural Development Bank of China for $2,064,000(RMB16,000,000) and $2,322,000 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property and equipment and guaranteed by the CEO. The purpose of such bank loans is for the working capital.

Although we will continue to invest in our business, with expected positive operating cash flow fueled by our profit, we believe our operating cash and short-term bank loans were sufficient to sustain current level operations for at least the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated audited financial statements and notes of General Agriculture Corporation  (formerly Geltology Inc.) and subsidiaries as of September 30, 2013 and 2012 are thereto attached as Annex at the end of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 10, 2013, we dismissed our independent registered public accounting firm Patrizio & Zhao, LLC. The decision to dismiss Patrizio & Zhao, LLC was adopted by the Board of Directors based on the fact that on September 30, 2013, Patrizio & Zhao , LLC was denied  the ability to practice before the Securities and Exchange Commission, pursuant to Rule 102 (e)(i)(ii) of the Commission’s Rules of Practice and Section 4C of the Exchange Act.

None of the reports of Patrizio & Zhao, LLC, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Patrizio & Zhao, LLC, for the two most recent fiscal years and any subsequent interim period through October 10, 2013 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Patrizio & Zhao, LLC, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Patrizio & Zhao, LLC has not advised the Company that: 1) internal controls necessary to develop reliable financial statements did not exist; or 2) information has come to the attention of  Patrizio & Zhao, LLC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or 3) the scope of the audit should be expanded significantly, or information has come to the attention of Patrizio & Zhao, LLC that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended September 30, 2013.

On November 6, 2013, the Board of Director the Company approved the engagement of YSL & Associates LLC as its principal accountant to audit the Company's financial statements.  During the years ended September 30, 2012 and 2013 and the interim period through November 6, 2013, neither the Company nor anyone on its behalf consulted YSL & Associates LLC regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, and have concluded that as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our current directors, executive officers and director nominee.

Name	Age	Position
Xingping Hou	51	Director, Chairman, Chief Executive Officer and President
Yanhong (Amy) Xue	41	Chief Financial Officer
Shaokang Zeng	34	Director, Secretary and Treasurer
Liwei Jia	35	Independent Director
Wei Lu	38	Independent Director
Hongcai Li	40	Independent Director

Xingping Hou, 51, has been the Company’s Chairman of the Board, Chief Executive Officer and President since July 2012. Mr. Hou has served as the Executive Director, Manager of General Fruit since March 2003 and as the Executive Director, Manager of General Preservation since July 2003. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. He has also served as the Chairman of the Board and President of General Red International, Inc. since November 2007. Since May 2011, Mr. Hou has served as the Chief Executive Officer, President and Chairman of General Red Holding, Inc. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou graduated from the PLA Nanchang Army Institute. Mr. Hou brings historical and operational expertise and experience to the Board. Mr. Hou also brings many years of food industry experience to the Board. Mr. Hou devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Amy Xue, 41, is the Chief Financial Officer of the Company. She has  extensive experience in U.S. GAAP financial reporting and public accounting, and she has performed audit and accounting services for a number of listed companies in a variety of industries. From October 2010 to June 2013, she was the partner of Wall Street CPA Services, LLC, an accounting firm in New York City that provided financial advisory and accounting services to listed and unlisted companies. From September 2007 to October 2010, Ms. Xue was a senior manager of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, a public accounting firm in New Jersey with an office in New York that provided audit services to listed and unlisted companies. Ms. Xue holds a M.S. in Accounting from Binghamton University and a B.S. in Law from Peking University in Beijing, China. She is a U.S. Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants (AICPA).

Shaokang Zeng, 34, is the Company’s Director, Secretary and Treasurer. Mr. Zeng has served as the Finance Department Manager of General Fruit since December 2006. Mr. Zeng graduated from the People’s University of China where he studied accounting and received an MBA from Beijing University of Chemical Technology, College of Business Administration. Mr. Zeng brings financial and strategic experience to the Company’s Board of Directors. Mr. Zeng devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

 Liwei Jia, 35, is the independent director. He graduated with a Bachelor’s Degree in Economics from Beijing Industry and Commerce University in June 2001. Mr. Jia is a Chinese Certified Public Accountant and an International Certified Internal Auditor. From July 2001 to December 2003, Mr. Jia was the project manager at Zhongrui Hengxin Accouting Firm. From January 2004 to December 2011, Mr. Jia was the Senior Audit Manager at PricewaterhouseCoopers Zhong Tian LLP and participated in the financial audit and internal control audits of a number of large Chinese public companies. From November 2011 to April 2012, Mr. Jia was the Executive Director of Funds and Assets Management of Beijing Shangyin Zhisheng Investments and Funds Management Co., Ltd. From December 2012 to the present, Mr. Jia is the managing director of Zhongfu Runde Investments Co., Ltd.

Wei Lu, 38, is the independent director. He graduated with a Master of Business Administration from University of Southern California, Marshall Business School in May 2003. From September 2003 to April 2007, Mr. Lu was the director of Fidelity Capital Investment Partners, providing advisory services for Chinese companies’ oversea listings. From May 2007 to December 2009, Mr. Lu was the managing director of World Capital Market Inc, providing consulting service for Chinese companies’ mergers & acquisitions. From January 2010 to May 2011, Mr. Lu was the Chief Financial Officer of Chongqing Maotian Group, assisting with the external financial audit, road shows and reorganization. From May 2011 to the present, Mr. Lu is a partner of Newmargin Capital, providing services for private equity and corporate finance.

Hongcai Li, 40, is the independent director. He earned a Bachelor’s degree in Economics from Chongqing Institute of Industrial Management. Mr Li is a certified intermediate level accountant. From July 1998 to March 2001, Mr Li served as the accounting manager of Chognqing Chaohua Technology Co., Ltd. From April 2001 to November 2006, Mr Li served as the Department Manager of Guomei Electronics Co Ltd. From December 2006 to March 2011, Mr Li was the Vice President of Accounting of Tianyin Pharmaceutical Co, Inc, a NYSE MKT listed company and handled the preparation of financial statements and accounting reporting. From April 2011 to the present, Mr Li served as the chief financial officer of Sichuan Qiangjiang Stone Company and Sichuan Huide Financing and Guaranty Company.

Independent Directors

Liwei Jia, Wei Lu and Hongcai Li are independent directors pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of them.

Liwei Jia, Lu and Li to serve on the Company’s Audit Committee. The Board has determined that each of the members of the Audit Committee is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members. Mr. Jia will serve as Chairman of the Audit Committee. Each of Mssrs. Jia and Li were designated by the Board as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience and has appropriate experience or background which results in his financial sophistication in accordance with the additional audit committee requirements of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules.

Wei Lu and Hongcai Li serve on each of the Company’s Compensation Committee and Nominating and Governance Committee. Mr. Li will serve as Chairman of the Compensation Committee and Mr. Lu will serve as Chairman of the Nominating and Governance Committee.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics on August 5, 2012. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the board of directors has the composition and responsibilities described below.

Audit Committee

Liwei Jia, Hongcai Li and Wei Lu are members of our audit committee. Liwei Jia is the Chairman of the Audit Committee. Each of Liwei Jia and Wei Lu were designated by the Board as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience and has appropriate experience or background which results in his financial sophistication in accordance with the additional audit committee requirements of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules.

Our Audit Committee is responsible, in accordance with the Audit Committee charter, recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

Compensation Committee

Hongcai Li and Wei Lu are members of our Compensation Committee and Hongcai Li is the chairman of the Compensation Committee. All members of our Compensation Committee are independent under the current definition promulgated by NYSE Amex and NASDAQ. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers and general employees and other polices, providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Liwei Jia and Wei Lu are currently the members of our Nominating and Governance Committee and Wei Lu is the chairman of Nominating and Governance Committee. All members of our Nominating and Governance Committee will be qualified as independent under the current definition promulgated by NYSE Amex and NASDAQ. In accordance with the Nominating and Governance Committee’s Charter, our Nominating and Governance Committee is responsible to identify and nominate members for election to the board of directors; develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and oversee the evaluation of the board of directors and management.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports and on information provided by the reporting persons, we believe that during the fiscal year ended Septeber 30, 2013, all filing requirements for reporting persons were met except that Wei Lu has not filed his Form 3 and Amy Xue, Hongcai Li and Liwei Jia filed their Form 3 late after they became the officers and the directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of					Securities
Executive					Underlying
Officer and/or				Bonus and	Stock
Director	Position	Fiscal Years	Salary	Other Compensation	Options

Xingping Hou	President/CEO/CFO/Director	2013	$20,000	$-	$-
		2012	$-	$-	$-
Amy Xue	Chief Financial Officer	2013	$65,000	$-	$-
		2012	$-	$-	$-
Shaokang Zeng	Secretary, Treasurer, Director	2013	$15,000	$-	$-
		2012	$-	$-	$-

Employment Agreements

On January 31, 2013, the Company entered into agreements with Xingping Hou and Shaokang Zeng, and Yongjun Zeng, in connection with their service as directors of the Company. Pursuant to the agreements, Xingping Hou will be entitled to receive annual compensation of $20,000, Shaokang Zeng will be entitled to receive annual compensation of $15,000, and Yongjun Zeng will be entitled to receive annual compensation of $10,000 for their services. The Company will reimburse each director for reasonable expenses incurred in connection with his performance of duties as a director of the Company, including travel expenses. The Company also agrees to include each director as an insured under its directors and officers insurance policy and indemnify him for any expenses incurred in connection with his performance of duties as a director of the Company. The employment agreement with Yongjun Zeng was terminated on September 5, 2013 when Yongjun Zeng resigned from the position of board director.

On July 1, 2013, Yanhong Xue (also known as “Amy Xue”, hereinafter referred to as “Amy Xue”) was appointed the Chief Financial Officer by the board of directors of the Company and entered into an employment agreement dated July 1, 2013 with Amy Xue (the “Employment Agreement”).

Under the Employment Agreement, Amy Xue is employed by the Company for a term of 36 months commencing on July 1, 2013. The Company may terminate the Employment Agreement  upon an aggregate thirty (30) business days' prior written notice and opportunity to cure. Amy Xue may terminate this Agreement immediately if (a) Company fails to make when due any payments to her under the Employment Agreement; (b) if she determines, in her sole discretion, that Company has failed to provide complete and accurate information necessary for her to perform the services required by the Employment Agreement, or that Company is acting or has acted in a manner that damages or could potentially damage her reputation in the business community, or (c) if Company (i) becomes insolvent; (ii) fails to pay its debts or perform its obligations in the ordinary course of business as they mature; (iii) is declared insolvent or admits in writing its insolvency or inability to pay its debts or perform its obligations as they mature; (iv) becomes the subject of any voluntary or involuntary proceeding in bankruptcy, liquidation, dissolution, receivership, attachment or composition or general assignment for the benefit of creditors, provided that, in the case of an involuntary proceeding, the proceeding is not dismissed with prejudice within sixty (60) days after the institution thereof; or (v) if Company becomes the subject of a Federal, State, SEC or NASD investigation into its business practices, accounting or officers and directors.

The thirty-six (36) month term of the Employment Agreement shall be deemed automatically renewed unless the Company gives notice to Amy Xue of an intention to terminate at the expiration of the original term. The notice must be in writing, received by Amy Xue at least thirty (30) days prior to the end of the term, and specifically address the automatic renewal provision of the Employment Agreement.

The Company agrees to pay Amy Xue a monthly salary of RMB 33,580 for the first year and a monthly salary increased by 10% for the second year and thereafter. In the event that Amy Xue, in her capacity as CFO, introduces any funding source to Company and Company successfully obtains funding from such source, Company shall pay Amy Xue a bonus equal to 5% of the total amount of funding obtained from such source at the closing date(s) of such funding transaction(s). Any compensation payment over-due fifteen (15) days will accrue interests at 1.5% compounded (one and a half percent) every thirty days.

Director Compensation

Xingping Hou is entitled to receive annual compensation of $20,000 and Shaokang Zeng is  entitled to receive annual compensation of $15,000 for their service as directors.

Liwei Jia, Hongcai Li and Wei Lu receive $1,297 (8,000 RMB Yuan) per month as set forth in the Company’s Compensation Committee Charter

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 15, 2013 (after giving effect to the Share Exchange and the related issuances) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. On July 12, 2013, the Company effected the 1 for 8 reverse split of the Company’s common stock. As of December 15, 2013, we had 15,918,940 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District,  Beijing, China

Name & Address of Beneficial	Amount & Nature of
Owner	Beneficial Ownership (1)	Percent of Class (2)
Xingping Hou (3)	9,997,841	62.80%
Shaokang Zeng	-	-
Amy Xue	-	-
Across Asia Investments Limited (4)	1,082,500	6.80%
Ever Shining Investments Limited (5)	1,083,750	6.81%
Hua Mei Investments Limited (3)	9,997,841	62.80%
Zhihao Sabio Zhang (3)	9,997,841
All officers and directors as a group (5 persons)	9,997,841	62.80%
All 5% and more stockholders	12,164,091	76.41%

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

(2)	Based on 15,918,940 shares of Common Stock outstanding as of December 15, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Other than as disclosed below, there were no transactions with related parties during the Transition Period or the fiscal years ended September 30, 2013 and 2012.

As of September 30, 2013 and September 30, 2012, the Company had outstanding debts from a related party, Hua Mei, of $718,261 and $391,994, respectively.

These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital. Hua Mei and the Company have entered into an agreement to convert a debt in the amount of $307,720, owed to Greater China International to equity. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,909,572 after the conversion.

Independent Directors

Liwei Jia, Wei Lu and Hongcai Li are independent directors pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of them.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

The following table sets forth the aggregate fees billed to us for the years ended September 31, 2013 and 2012, by YSL & Associates LLC, our current independent auditor and Patrizio & Zhao, LLC, our former independent auditor.

	September 30, 2012	September 30, 2013
Audit Fees (1)	$160,000	$200,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements for the years ended September 30, 2013 and 2012, that are provided by YSL & Associates LLC, our current independent auditor; and the audit of our consolidated annual financial statements for the year ended December 31, 2011 and our consolidated transition period financial statements for the nine-month ended September 30, 2012 and 2011, and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Patrizio & Zhao, LLC in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 FINANCIAL STATEMENTS

Consolidated audited financial statements and notes of General Agriculture Corporation  (formerly Geltology Inc.) and subsidiaries as of September 30, 2013 and 2012 are attached hereto as Annex at the end of this Form 10-K Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2013		General Agriculture Corporation

	By:	/s/ Xingping Hou
Xingping Hou
Chief Executive Officer

Dated: December 27, 2013
	By:	/s/ Amy Xue
Amy Xue
Chief Financial Officer

43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of General Agriculture Corporation

We have audited the accompanying consolidated balance sheets of General Agriculture Corporation  (formerly Geltology Inc.) and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations and  comprehensive income, changes in equity, and cash flows (collectively "consolidated financial statements") for the years then ended. General Agriculture Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Agriculture Corporation (formerly Geltology Inc.) and subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ YSL & Associates LLC

New York, New York

December 23, 2013

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Consolidated Balance Sheets
(Stated in US Dollars)

	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash and Cash Equivalents	$2,408,520	$351,045
Restricted Cash	-	277,025
Inventory	4,074,166	3,540,386
Advance payments	24,438	36,147
Prepaid lease- current, net	2,372,480	1,559,648
Other current assets	15,625	20,679
Total Current Assets	8,895,229	5,784,930

Property and equipment, net	15,108,031	15,676,017

Other Assets
Intangibles, net	158,020	157,096
Prepaid leases – non current, net	18,000,267	11,316,093
Total Other Assets	18,158,287	11,473,189

TOTAL ASSETS	$42,161,547	$32,934,136

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	208,325	398,095
Short-term bank loans	5,542,000	4,163,290
Due to related parties	718,261	391,994
Customer deposits	-	1,393,040
Other current liabilities	45,865	45,709
Total Current Liabilities	6,514,451	6,392,128

Total Liabilities	6,514,451	6,392,128

STOCKHOLDERS' EQUITY
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at September 30, 2013 and 2012, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,508,735	1,653,723
Retained earnings	25,678,005	18,360,559
Accumulated other comprehensive income	2,549,192	1,616,562
Total stockholders’ equity	35,647,096	26,542,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,161,547	$32,934,136

The accompanying notes are an integral part of these consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Operations and Comprehensive Income

(Stated in US Dollars)

	For the Years Ended September 30
	2013	2012

Sales	$17,490,837	$16,834,304

Cost of sales	7,565,946	8,076,376

Gross profit	9,924,891	8,757,928

Operating expenses
Selling expenses	886,595	1,116,455
General and administrative expenses	891,893	914,214
Total operating expenses	1,778,488	2,030,669

Income from operations	8,146,403	6,727,259

Other income (expenses):
Government subsidy	276,442	111,401
Interest income	10,414	19,842
Interest expense	(302,411)	(309,478)
Other income(expense), net	41,610	(2,144)
Total other income(expenses)	26,055	(180,379)

Income before provision for income taxes	8,172,458	6,546,880

Provision for income taxes	-	-
Net income	8,172,458	6,546,880

Other comprehensive income
Foreign currency translation adjustment	932,630	271,853
Total comprehensive income	$9,105,088	$6,818,733

Basic earning per share	$0.51	$0.41
Diluted earning per share	$0.51	$0.41

Weighted average number of common stock outstanding
Basic	15,918,940	15,918,940
Diluted	15,918,940	15,918,940

The accompanying notes are an integral part of these consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY
(Stated in US Dollars)

						Accumulated
			Additional			Other	Total
	Common	Stock	Paid in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Value	Capital	Earnings	Reserve	Income	Equity

Balance at September 30, 2011	15,639,722	$1,564	$4,601,880	$12,499,581	$967,821	$1,344,709	$19,415,555

Effect of reverse merger	279,218	28	(28)	-	-	-	-
Additional paid in capital in exchange for due to Shareholder	-	-	307,720	-	-	-	307,720
Comprehensive income:
Net income	-	-	-	6,546,880	-	-	6,546,880
Foreign currency translation adjustment	-	-	-	-	-	271,853	271,853
Comprehensive income							6,818,733
Statutory reserve	-	-	-	(685,902)	685,902	-	-
Balance at September 30, 2012	15,918,940	1,592	4,909,572	18,360,559	1,653,723	1,616,562	26,542,008

Comprehensive income:
Net income	-	-	-	8,172,458	-	-	8,172,458
Foreign currency translation adjustment	-	-	-	-	-	932,630	932,630
Comprehensive income					-	-	9,105,088
Statutory reserve	-	-	-	(855,012)	855,012	-	-
Balance at September 30, 2013	15,918,940	$1,592	$4,909,572	$25,678,005	$2,508,735	$2,549,192	$35,647,096

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	For the Years Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	8,172,458	6,546,880

Adjustments to reconcile net income/loss to net cash provided by operating activities:

Long-term advance payments amortized in current period	2,277,696	1,559,755
Depreciation and amortization	1,120,409	1,080,450
Changes in current assets and current liabilities:
Accounts receivable	-	1,585
Inventory	(422,011)	49,280
Advance payments	12,584	176,355
Prepaid leases	(9,281,984)	(12,829,661)
Other current assets	3,976	15,408
Accounts payable and accrued expenses	(356,021)	159,769
Customer deposits	(1,412,136)	1,392,424
Other current liabilities	(4,731)	(506,184)
Total adjustments	(8,062,218)	(8,900,819)

Net cash provided by(used in) operating activities	110,240	(2,353,939)

Cash flows from investing activities:
Acquisition of property and equipment	(83,170)	(227,283)
Addition to construction in progress	(16,182)	(133,024)
Net cash used in investing activities	(99,352)	(360,307)

Cash flows from financing activities:
Restricted cash	280,823	(134,496)
Proceeds from short-term bank loans	5,455,980	4,161,449
Repayment of short-term bank loans	(4,220,361)	(1,218,371)
Repayment of long-term bank loans	-	(791,150)
Due to shareholder	562,850	270,936
Net cash provided by financing activities	2,079,292	2,288,368

Effect of foreign currency translation	(32,705)	(4,164)

Net increase (decrease) in cash and cash equivalents	2,057,475	(430,042)

Cash and cash equivalents – beginning of year	351,045	781,087
Cash and cash equivalents – ending of year	2,408,520	351,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$302,411	$309,478

Supplemental schedule of non-cash activities
Transfer from construction in progress to fixed assets	$-	$279,159
Conversion from liability to equity	$-	$307,720

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 1 – Organization and Nature of Business

Geltology Inc. (“Gelt”) was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State, Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The accompanying audited consolidated financial statements include the financial statements of General Agriculture Corporation and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

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

On June 28, 2013, at the Annual Meeting of stockholders, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to affect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements have been retroactively adjusted to reflect this reverse split.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The audited consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

On September 28, 2012, the Company’s board of directors approved a change in fiscal year-end from December 31 to September 30. The fiscal year-end change became effective September 30, 2012.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through December and from January through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Transactions

The accompanying audited consolidated financial statements are presented in U.S. dollars (“USD”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). The audited consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

There were no material transaction gains or losses in the periods presented.

Cash flow from the Company’s operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets  and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company since it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2013	2012
Year end RMB:USD exchange rate	0.1630	0.1583
Average Yearly RMB:USD exchange rate	0.1605	0.1582
Year end HKD:USD exchange rate	0.1290	0.1290
Average Yearly HKD:USD exchange rate	0.1289	0.1288

Use of Estimates

The preparation of audited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment, inventory obsolesce and the allowance for doubtful accounts.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or  unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have original maturities of three months or less.

Restricted Cash

Restricted cash is related to deposits required by bank for banker’s loans. The balance of total restricted cash was $0 and $277,025 as of September 30, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances outstanding between six months and twelve months, 3% of accounts receivable outstanding for more than one year but less than two years, and 100% of accounts receivable balances outstanding for more than two years. As of September 30, 2013 and 2012, no allowance was deemed necessary as all receivables were aged less than six months.

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of September 30, 2013 and 2012, no provisions were deemed necessary as no obsolete and slow-moving inventories were observed.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2013 and 2012, there was no impairment of long-lived assets.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Land use rights with a finite useful life are amortized on a straight-line basis over its estimated useful life of 50 years.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Tax

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”), Income taxes: Overall (Pre-Codification: FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109). ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company applies the provisions of ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its combined financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

All of the Company’s income is generated in the PRC, accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretation and practices in respect thereof.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

The accumulated other comprehensive income balances at September 30, 2013 and 2012 were approximately $2,549,192 and $1,616,562, respectively, and are comprised entirely of foreign currency translation adjustments. Comprehensive income for the years ended September 30, 2013 and 2012 was as follows.

	Years Ended September 30,
	2013	2012
Comprehensive income
Net income	$8,172,458	$6 ,546,880
Foreign currency translation adjustement	932,630	271,853
Comprehensive income	$9,105,088	$6 ,818,733

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $30,904 and $251,173 for the years ended September 30, 2013 and 2012, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $803,970 and $791,295 for the years ended September 30, 2013 and 2012, respectively.

Statutory Reserves

Pursuant to the applicable laws in the PRC, the Company makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve.  The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital.  Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, other than in liquidation.

The Company does not make appropriations to the discretionary surplus reserve fund.  As of September 30, 2013 and 2012, the Company had appropriated $2,508,735 and $1,653,723 of statutory surplus reserve funds, respectively.

Value-added-tax

The Company is subject to a value added tax (“VAT”) of 13% for selling navel oranges that were bought from other farmers. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the shorter of the lease term or estimated useful life.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company controls credit risk related to accounts  receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

As of September 30, 2013 and 2012, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended September 30, 2013, two customers accounted for 10% and 10% of the Company’s sales. For the year ended September 30, 2012, no customer accounted for more than 10% of the Company’s sales. For the year ended September 30, 2013, four vendors provided 20.30%, 16.27%, 10.40% and 10.12% of the Company’s total purchases, respectively.  For the year ended September 30, 2012, three vendors provided 23.31%, 18.87% and 13.04% of the Company’s total purchases, respectively.

Economic and Political Risks

The Company’s operations are conducted primarily in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Fair Value

The Company has categorized its assets and liabilities at fair value based upon the fair value hierarchy specified by FASB ASC 820.

The levels of fair value hierarchy are as follows:

i.	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

ii.
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

iii.	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value (Continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2013 and 2012, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of FASB ASC 260.10, "Earnings Per Share”. FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of September 30, 2013 and 2012, there are no potentially dilutive securities outstanding.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of ASU 2013-01 is not expected to have material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. Early adoption is permitted. The Company does not expect that the adoption of ASU 2013-02 will have a material impact on its consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 3 – Inventory

Inventories as of September 30, 2013 and 2012 by major categories are summarized as follows:

	September 30, 2013	September 30, 2012

Raw materials	$84,171	$144,430
Work in process	3,989,995	3,395,956
Total	$4,074,166	$3,540,386

Work in process consists of the capitalization of depreciation amortization of prepaid lease of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

As of  September 30, 2013 and 2012, the Company had $24,438 and $36,147 of advance payments that related to payment for packaging, gas and equipments.

Note 5 – Property and Equipment

Property and equipment as of September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012
Electronic equipment	$117,670	$109,553
Vehicles	325,566	316,179
Machinery and equipment	2,064,525	2,004,996
Buildings and improvements	7,755,617	7,454,667
Navel orange orchards	10,623,019	10,316,711
Subtotal	20,886,397	20,202,106
Less: Accumulated depreciation	6,084,046	4,806,991
	14,802,351	15,395,115
Add: Construction in progress	305,680	280,902
Total	$15,108,031	$15,676,017

Depreciation expense was $1,116,727 and $1,076,820 for the years ended September 30, 2013 and 2012, respectively.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 6 – Intangible Assets

Intangible assets as of September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012

Land use rights	$185,614	$181,156
Less: Accumulated amortization	27,594	24,060
Total	$158,020	$157,096

Amortization expense was $3,682 and $3,630 for the years ended September 30, 2013 and 2012, respectively.

Note 7 – Prepaid Leases

Prepaid leases as of September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012

Current	$2,372,480	$1,559,648
Non current	18,000,267	11,316,093
Total	$20,372,746	$12,875,741

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

These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $2,277,696 and $1,559,755 for the years ended September 30, 2013 and 2012 respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2014	$2,335,655
2015	2,335,655
2016	2,335,655
2017	2,335,655
2018	2,335,655
Thereafter	8,694,471
$20,372,746

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012

Accounts payable	109,608	$331,892
Accrued expenses	98,717	66,203
Total	$208,325	$398,095

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – CUSTOMER DEPOSITS

Based on the sales contract, the Company’s sales distributors are required to make security deposits. As of September 30, 2013 and 2012, the Company had customer deposits of $0 and $1,393,040, respectively.

Note 10 – Short-Term Bank Loans

Short-term bank loans as of September 30, 2013 and 2012 consist of the following:

	September 30,	September 30,
	2013	2012
On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and paid monthly. The loan was secured by the Company’s real property and equipment and guaranteed by Xingping Hou, CEO of the company, and Youhua Yu, wife of Xingping Hou.	$-	$4,163,290

On November 30, 2012 and December 21, 2012, the Company obtained a loan from Agricultural Development Bank of China, the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the company, and Youhua Yu, wife of Xingping Hou. The principal was paid off in October and November 2013.	$5,542,000	$-

Total	$5,542,000	$4,163,290

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 11 – Due to Related Party

As of September 30, 2013 and 2012, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $718,261 and $391,994, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 12 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and files US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income tax were made for the years ended September 30, 2013 and 2012 as the US entities incurred losses.

Han Glory International is not subject to tax on income or capital gains under the laws of British Virgin Islands.  Greater China International did not earn any income that was derived in Hong Kong for the years ended September 30, 2013 and 2012, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2013 and 2012. As a result, for the years ended September 30, 2013 and 2012, there was no income tax provision for the Company.

The US shell company has net operating loss amounted to $342,725 and $265,000 during the year ended September 30, 2013 and 2012, respectively. Net operating loss carried forward, if not utilized, will expire in 20 years after its generation. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax assets, relating to these NOL carryforwards. Management will review this valuation allowance periodically and make adjustments as warranted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as:

	Years ended September 30,
	2013	2012

U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
PRC statutory income tax rate	25	25
Tax exemption	(25)	(25)
Effective income tax rate	-	-

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 13 – StockHOLDERS’ EQUITY

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

During the years ended September 30, 2012, Hua Mei and the Company entered into an agreement to convert a debt in the amount of $307,720, owed to Greater China International to equity. Pursuant to the agreement, the additional paid in capital of the Company increased to $4,909,572 after the conversion.

On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements have been retroactively adjusted to reflect this reverse split.

Note 14 – Statutory Reserve

For the years ended September 30, 2013 and 2012, statutory reserve activity was as follows:

Balance – September 30, 2011	$967,821
Addition to statutory reserve	685,902
Balance – September 30, 2012	1,653,723
Addition to statutory reserve	855,012
Balance – September 30, 2013	$2,508,735

Note 15 – Government Subsidy Income

The Company obtained government subsidy in cash from local governments, such as bank loan interest discount and eco-irrigation subsidy. The amount obtained differed each year. For the years ended September 30, 2013 and 2012, the government subsidy received was $276,442 and $111,401, respectively.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

Note 16 – Earnings Per Share

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the Years Ended September 30,
	2013	2012

Net income	$8,172,458	$6,546,880
Weighted average common shares	15,918,940	15,918,940
(denominator for basic earnings per share)

Effect of diluted securities:	-	-

Weighted average common shares	15,918,940	15,918,940
(denominator for diluted earnings per share)

Basic earnings per share	$0.51	$0.41
Diluted earnings per share	$0.51	$0.41

Note 17 – Subsequent Event

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

On November 30, 2012 and December 21, 2012, the Company obtained a loan from Agricultural Development Bank of China for $5,542,000(RMB34,000,000), the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company, and Youhua Yu, wife of Xingping Hou. The principal was paid off in October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,064,000(RMB16,000,000) and $2,322,000 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and will be paid monthly. The loan was secured by the Company’s real property, navel orange orchards and equipments, and guaranteed by Xingping Hou, CEO of the Company. The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with maximum exposure limit of $1,956,000 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into cross-guarantee agreements with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $48,900 (RMB300,000) to the guarantor as guarantee fee for the above bank loans. The term of these guarantees are for two years. On the date of loan expiration, should the Company failed to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $391,200(RMB2,400,000) as security deposit for the guarantee. The purpose of such bank loans are for the working capital.

