Form 10-Q
period 2013-12-31
General Agriculture Corp
filed 2014-02-13
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

or
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

Number of shares of common stock outstanding as of February 14, 2014: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 AND 2012

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$642,356	$2,408,520
Accounts receivable	3,928,348	-
Inventory	3,389,128	4,074,166
Advance payments	1,930,479	24,438
Prepaid lease- current, net	2,965,101	2,372,480
Other current assets	408,296	15,625
Total Current Assets	13,263,708	8,895,229

Property and equipment, net	14,858,816	15,108,031

Other Assets
Intangibles, net	157,663	158,020
Prepaid leases – non current, net	20,906,584	18,000,267
Total Other Assets	21,064,247	18,158,287

TOTAL ASSETS	$49,186,771	$42,161,547

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	405,572	208,325
Short-term bank loans	5,562,400	5,542,000
Due to related parties	963,639	718,261
Customer deposits	3,049,405	-
Other current liabilities	133,673	45,865
Total Current Liabilities	10,114,689	6,514,451

Total Liabilities	10,114,689	6,514,451

STOCKHOLDERS' EQUITY
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,885,384	2,508,735
Retained earnings	28,583,900	25,678,005
Accumulated other comprehensive income	2,691,635	2,549,192
Total stockholders’ equity	39,072,082	35,647,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,186,771	$42,161,547

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Operations and Comprehensive Income(Loss)

(Unaudited)

	For the Three Months Ended December 31
	2013	2012

Sales	$7,126,875	$7,440,677

Cost of sales	3,273,264	3,400,608

Gross profit	3,853,611	4,040,069

Operating expenses
Selling expenses	59,134	396,403
General and administrative expenses	461,179	212,003
Total operating expenses	520,313	608,406

Income from operations	3,333,298	3,431,663

Other income (expenses):
Government subsidy	-	111,321
Interest income	709	1,092
Interest expense	(61,681)	(52,777)
Other income(expense), net	10,218	11,981
Total other income(expenses)	(50,755)	71,617

Income before provision for income taxes	3,282,543	3,503,280

Provision for income taxes	-	-
Net income	3,282,543	3,503,280

Other comprehensive income
Foreign currency translation adjustment	142,443	60,491
Total comprehensive income	$3,424,986	$3,563,771

Basic earning per share	$0.21	$0.22
Diluted earning per share	$0.21	$0.22

Weighted average number of common stock outstanding
Basic	15,918,940	15,918,940
Diluted	15,918,940	15,918,940

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Net Income	3,282,543	3,503,280

Adjustments to reconcile net income to net cash used in operating activities:
Long-term advance payments amortized in current period	638,116	391,824
Depreciation and amortization	285,209	274,967
Changes in current assets and current liabilities:
Accounts receivable	(3,918,743)	(3,572,389)
Inventory	718,132	1,453,562
Advance payments	(1,901,291)	(3,356,031)
Prepaid leases	(4,053,692)	-
Other current assets	(391,654)	(2,357)
Accounts payable and accrued expenses	196,407	150,572
Customer deposits	3,041,949	286,254
Other current liabilities	87,427	59,043
Total adjustments	(5,298,140)	(4,314,555)

Net cash used in operating activities	(2,015,597)	(811,275)

Cash flows from investing activities:
Acquisition of property and equipment	-	(18,988)
Addition to construction in progress	-	(44,121)
Net cash used in investing activities	-	(63,109)

Cash flows from financing activities:
Restricted cash	-	278,303
Proceeds from short-term bank loans	5,548,800	1,224,531
Repayment of short-term bank loans	(5,548,800)	-
Due to shareholder	244,913	88,779
Net cash provided by financing activities	244,913	1,591,613

Effect of foreign currency translation	4,520	(607)

Net increase (decrease) in cash and cash equivalents	(1,766,164)	716,622

Cash and cash equivalents – beginning of period	2,408,520	351,045
Cash and cash equivalents – ending of period	642,356	1,067,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,681	$52,777

Supplemental schedule of non-cash activities
Transfer from construction in progress to fixed assets	$217,580	$59,294

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Nature of Business

Geltology Inc. (“Gelt”) was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State, Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The accompanying unaudited consolidated financial statements include the financial statements of General Agriculture Corporation and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The unaudited consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the three month periods ended December 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date. Due to the interim disclosures generally do not repeat those in the annual statements, such financial information should be read in conjunction with the audited consolidated financial statements in the Companys Annual Report for the year ended September 30, 2013.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. dollars (“USD”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). The unaudited consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	September 30,
	2013	2013
Period end RMB:USD exchange rate	0.1636	0.1630
Average RMB:USD exchange rate	0.1632	0.1605
Period end HKD:USD exchange rate	0.1290	0.1290
Average HKD:USD exchange rate	0.1290	0.1289

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment, inventory obsolesce and the allowance for doubtful accounts.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances outstanding between six months and twelve months, 3% of accounts receivable outstanding for more than one year but less than two years, and 100% of accounts receivable balances outstanding for more than two years. As of December 31, 2013 and September 30, 2013, no allowance was deemed necessary as all receivables were aged less than six months.

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of December 31, 2013 and September 30, 2013, no provisions were deemed necessary as no obsolete and slow-moving inventories were observed.

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31 2013 and September 30, 2013, there was no impairment of long-lived assets.

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

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

The accumulated other comprehensive income balances at December 31, 2013 and September 30, 2013 were approximately $2,691,635 and $2,549,192, respectively, and are comprised entirely of foreign currency translation adjustments. Comprehensive income for the three months ended December 31, 2013 and 2012 was as follows.

	Three Months Ended December 31,
	2013	2012
Comprehensive income
Net income	$3,282,543	$3,503,280
Foreign currency translation adjustement	142,443	60,491
Comprehensive income	$3,424,986	$3,563,771

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $1,860 and $17,194 for the three months ended December 31, 2013 and 2012, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $20,846 and $364,728 for the three months ended December 31, 2013 and 2012, respectively.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

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

The Company does not make appropriations to the discretionary surplus reserve fund.  As of December 31, 2013 and September 30, 2013, the Company had appropriated $2,885,384 and $2,508,735 of statutory surplus reserve funds, respectively.

Value-added-tax

The Company is subject to a value added tax (“VAT”) of 13% for selling navel oranges that were bought from other farmers and 17% for processing navel oranges from General Fruits. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

As of December 31, 2013 and September 30, 2013, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended December 31, 2013, no customer accounted for more than 10% of the Company’s sales. For the three months ended December 31, 2012, two customers accounted for approximately 21% of the Company’s total sales.

For the three months ended December 31, 2013, two vendors account for 79% the Company’s total purchases, respectively.  For the three months ended December 31, 2012, three vendors accounted for approximately 73% of the Company’s raw materials,

Economic and Political Risks
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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2013 and September 30, 2013, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies(Continued)

Earnings Per share

The Company reports earnings per share in accordance with the provisions of FASB ASC 260.10, "Earnings Per Share”. FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of December 31, 2013 and September 30, 2013, there are no potentially dilutive securities outstanding.

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

Note 3 – Inventory

Inventories as of December 31, 2013 and September 30, 2013 by major categories are summarized as follows:

	December 31, 2013	September 30, 2013

Raw material	$200,574	$84,171

Work in process	1,616,503	3,989,995

Finished goods	1,572,051	-

	$3,389,128	$4,074,166

Work in process consists of the capitalization of depreciation, amortization of prepaid lease of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

The Company usually makes an advance payment to the vendors where the Company bought certain navel oranges from. Advance payments as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Advances to suppliers	$1,907,672	$-
Others	22,807	24,438
	1,930,479	$24,438

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Property and Equipment

Property and equipment as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Electronic equipment	$118,103	$117,670
Vehiciles	326,764	325,566
Machinery and equipment	2,072,124	2,064,525
Buildings and improvements	7,784,165	7,755,617
Navel organce orchards	10,880,236	10,623,019
Subtotal	21,181,393	20,886,397
Less: Accumulated Depreciation	6,391,411	6,084,046
	14,789,981	14,802,351
Add:Construction progress	68,835	305,680
Total	$14,858,816	$15,108,031

Note 6 – Intangible Assets

Intangible assets as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Land use rights	$187,694	$185,614
Less: Acculmulated amortization	30,031	27,594
Total	$157,663	$158,020

Amortization expense was $936 and $912 for the three months ended December 31, 2013 and 2012, respectively.

Note 7 – Prepaid Leases

Prepaid leases as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Current	$2,965,101	$2,372,480
Non current	20,906,584	18,000,267
Total	$23,871,686	$20,372,747

On April 1, 2011, General Fruit entered into lease contracts with a group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2011. The lease terms are effective from January 1, 2011 through December 31, 2020. The aggregate lease amount is approximately RMB 98,553,600 ($16,123,369) and pursuant to the contract terms, as of September 30, 2012, the Company paid off the entire lease amount using cash generated from operations.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – PREPAID LEASES(Continued)

On December 30, 2012, January 1, 2013 and June 1, 2013, General Fruit entered into lease contracts with another group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2013. The lease terms are effective from January 1, 2013 through December 31, 2022. The aggregate lease amount is approximately RMB 57,847,300 ($9,463,818) and pursuant to the contract terms, as of June 30, 2013, the Company paid off the entire lease amount using cash generated from operations.

On December 31, 2013, General Fruit entered into a lease contract with an orchard company, pursuant to which General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease amount is approximately RMB 24,840,000 ($4,063,824) and pursuant to the contract terms, as of December 31, 2013, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with FASB ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $638,116 and $391,824 for the three months ended December 31, 2013 and 2012, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended December 31:

2014	$2,957,851

2015	2,957,851

2016	2,957,851

2017	2,957,851

2018	2,957,851

Thereafter	9,082,428

$23,871,686

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Accounts payable	$288,805	$109,608
Accrued expenses	116,767	98,717
	$405,572	$208,325

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – CUSTOMER DEPOSITS

Based on the sales contract, the Company’s sales distributors are required to make security deposits. As of December 31, 2013 and September 30, 2013, the Company had customer deposits of $3,409,405 and $0, respectively.

Note 10 – Short-Term Bank Loans

On November 30, 2012 and December 21, 2012, the Company obtained a loan of $5,542,000(RMB34,000,000) from Agricultural Development Bank of China, the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wift of Xingping Hou. The principal was paid off in October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and will be paid monthly. The loan was secured by the Company’s real property, navel orange orchards and equipments, and guaranteed by Xingping Hou, CEO of the Company.  The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into cross-guarantee agreements with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of loan expiration, should the Company failed to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as security deposit for the guarantee.  The purpose of such bank loans are for the working capital.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Due to Related Party

As of December 31, 2013 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $963,639 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 12 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and files US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income tax were made for the three months ended December 31, 2013 and 2012 as the US entities incurred losses.

Han Glory International is not subject to tax on income or capital gains under the laws of British Virgin Islands.  Greater China International did not earn any income that was derived in Hong Kong for the three months ended December 31, 2013 and 2012, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2013 and 2012. As a result, for the three months  ended December 31, 2013 and 2012, there was no income tax provision for the Company.

The US shell company has net operating loss amounted to $257,995 and $36,154 during the three months ended December 31, 2013 and 2012, respectively. Net operating loss carried forward, If not utilized, will expire in 20 years after its generation. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax assets, relating to these NOL carryforwards. Management will review this valuation allowance periodically and make adjustments as warranted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as:

	Three Months Ended December 31,
	2013	2012

U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
PRC statutory income tax rate	25	25
Tax exemption	(25)	(25)
Effective income tax rate	-	-

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 14 – Statutory Reserve

For the three months ended December 31, 2013, statutory reserve activity was as follows:

Balance – September 30, 2012	$1,653,723

Addition to statutory reserve	855,012

Balance – September 30, 2013	2,508,735

Addition to statutory reserve	376,649

Balance – December 31, 2013	$2,885,384

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
(FORMERLY GELTOLOGY INC.)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15 – EARNINGS PER SHARE(Continued)

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended December 31,
	2013	2012

Net income	$3,282,543	$3,503,280

Weighted average common shares	15,918,940	15,918,940
(denominator for basic earnings per share)

Effect of diluted securities:	-	-

Weighted average common shares	15,918,940	15,918,940
(denominator for diluted earnings per share)

Basic earnings per share	$0.21	$0.22
Diluted earnings per share	$0.21	$0.22

Note 16 – Subsequent Event

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued. There has been no reportable subsequent event.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp.(formerly Geltology Inc.) for the three months ended December 31, 2013 and 2012 should be read in conjunction with the selected consolidated financial data, the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign Currency Translation and Transactions” below for information concerning the exchange rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

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

On June 28, 2013, at the Annual Meeting of stockholders the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to affect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements in this 10-Q have been retroactively adjusted to reflect this reverse split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three months ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. dollars (“USD”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). The unaudited consolidated financial statements are translated into USD in accordance with the Codification ASC 830, Foreign Currency Matters.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	September 30,
	2013	2013
Period end RMB:USD exchange rate	0.1636	0.1630
Average RMB:USD exchange rate	0.1632	0.1605
Period end HKD:USD exchange rate	0.1290	0.1290
Average HKD:USD exchange rate	0.1290	0.1289

Results of Operations for the three months Ended December 31, 2013 Compared to the three months Ended December 31, 2012

Revenues

For the three months ended December 31, 2013, we had net revenues of $7,126,875, as compared to those of $7,440,677 for the three months ended December 31, 2012, a decrease of approximately $313,802 or 4.2%. The decrease in net revenues was primarily attributable to an decrease in the unit price of our products since the Company does not bear the shipping in domestic sale during this fiscal year 2014.

Our sales volume decreased by approximately 0.7% for the three months ended December 31, 2013, while the average unit sales price decreased by approximately 5.2%, as shown below:

Three months ended	Sales Volume (in KG)		Sale Price Per KG (in US$)		Total Sales Revenue
December 31, 2013	9,712,155	*	0.73	*	7,092,049	*
December 31, 2012	9,698,941		0.77		7,440,677
Variance	13,214		0.04		348,628
% Variance	0.1%		5.2%		4.7%

   *Tangerine, a new product this fiscal year,  was not included in the calculation due to comparison.
During the three months ended December 31, 2013,  the Company sold 56,450 KG Tangerine, $0.617 per KG.

Cost of sale.

Cost of sales decreased by $127,344, or 3.74%, from $3,400,608 for the three months ended December 31, 2012 to $3,273,264 for the three months ended December 31, 2013. The decrease was primarily attributable to (1)an increase in the product output of 2.5 kg orange per tree due to better maintenance and cultivation in the past two years; (2) an extra tax levied on navel oranges sold overseas, which increased the cost of sale in fiscal 2012. The cost of navel oranges cultivated from our orchard is lower than that outsourced. (3) a decrease in process fee(waxing and ripening fruit) since the Company postponed the pickup season during the fiscal year 2014.

Gross profit and gross margin

Our gross profit was $3.853,611 for the three months ended December 31, 2013 as compared to $4.040.069 for the three months ended December 31, 2012, representing a gross margin of 54.1% and 54.3%, respectively. The decrease in our gross profit margin for the three months ended December 31, 2013 was mainly attributable to the reasons discussed above.  The higher gross margin was primarily due to (1) the synergy between the complete chain of the production process from planting, preserving to packaging; (2) lower amortization of the land use right due to low acquisition cost.

Selling expenses

Selling expenses were $59,134 and $396,403 for the three months ended December 31, 2013 and 2012, respectively, decreased by $337,269 or 85.08%, mainly due to reduction in advertising and other expenses.

Selling expenses consisted of the following:

	Three Months Ended December 31,		Increase/decrease
	2013	2012	$	%
Shipping and handling	20,846	364,728	(343,882)	-94.3%
Compensations and related benefits	10,991	13,545	(2,554)	-18.9%
Advertising and promotion	1,860	17,194	(15,334)	-89.2%
Others	25,437	936	24,501	2617.6%
Total	59,134	396,403	(337,269)	-85.1%
Selling expenses as % of revenue	0.8%	5.3%	-4.5%	-84.9%

Shipping and handling expenses decreased by $343,882 or 94.3%, since the Company does not bear the shipping in domestic sale during the fiscal year 2014.

Compensation and related benefits decreased by $2,554, or 18.9%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, due to the implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $15,334 or 89.2%, as a result of the down-sizing of our marketing campaign in the three months ended December 31, 2013.

Other expense mainly includes customer entertainment, vehicle maintenance, travelling expense and miscellaneous office expenses. During the three months ended December 31, 2013, vehicle maintenance and travelling expense increase significantly to $3,857 and $19,047 from $63 and $3,857 during the three months ended December 31, 2012.

 General and administrative expenses

General and administrative expenses amounted to $461,179 for the three months ended December 31, 2013, as compared to $212,003 for the same period in 2012, an increase of $249,176 or 117.5%. General and administrative expenses consisted of the following:

	Three Months Ended
	December 31,		Increase/decrease
	2013	2012	$	%
Compensation and related benefits	91,035	64,794	26,241	40.5%
Depreciation	24,274	24,543	(269)	-1.1%
Professional service	239,139	51,241	187,898	366.7%
Office expenses	5,884	6,205	(321)	-5.2%
Tax	11,909	21,267	(9,358)	-44%
Other	88,939	43,953	44,986	-102.3%
Total	461,179	212,003	249,176	-4.8%

G&A expense as of revenues	6.5%	2.9%	3.6%	124.1%

Compensation and related benefits increased by $26,241 or 40.5%, mainly because we hired directors and chief finance officer during 2013.

Professional service fees increased by 187,898 due to more audit and legal fees incurred during 2013.

Other general and administrative expenses mainly include utilities, repairs, telecommunication, insurance and certain low-value miscellaneous items and $48,960(RMB300,000) of guarantee fee that the Company paid to the guarantor as guarantee fee for the loans borrowed from Agricultural Development Bank of China during November and December 2013. Their amounts varied period over period due to different circumstances.

Income from operations

For the three months ended December 31, 2013, income from operations was $3,333,298, as compared to $3,431,663 for the three months ended December 31, 2012, an decrease of $98,365 or 2.87%, mainly due to decrease in the unit price of our products and decrease in our cost of sales during three months ended December 2013 compared the same period in 2012.

Other income (expenses)

For the three months ended December 31, 2013, other expense amounted to 50,755 as compared to other income of $71,671 for the same period in 2012. For the three months ended December 31, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $8,904 or 16.87% period over period due to a decrease in the average balance and the interest rate of our bank loans, the interest rate decreased to 6% from 6.56%, and (ii) certain government subsidies,  In the three months ended December 31, 2012, we received government subsidies of approximately $111,321; In the three months ended December 31, 2013, we did not receive any government subsidies.

Income tax expense

For the three months ended December 31, 2013, income tax amounted to $0. We began enjoying an income tax exemption for year 2013 and 2012 for processing agricultural commodities. General Fruit has been approved for tax exemption since its formation.

Net income

As a result of the factors described above, our net income for the three months ended December 31, 2013 was $3,282,543. For the three months ended December 31, 2012, we had net income of $3.503,280.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $142,443 for the three months ended December 31, 2013 as compared to $60,491 for the same period in 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three months ended December 31, 2013 and 2012, comprehensive income of $3.424.986 and $3.563, 771 were derived from the sum of our net income of $3,282,543 and 3.503,280 plus foreign currency translation gain of $142,443 and $60,491, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of December 31, 2013, our balance of cash and cash equivalents was $642,356. As of September 30, 2013, our balance of cash and cash equivalents was $2,408,520, an decrease of 1,766,164 or 73.3%, mainly due to net cash used in operating activities.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase/decrease
	2013	2012	$	%
Net cash used in operating activities	(2,015,597)	(811,275)	(1,204,322)	148.5%
Net cash used in investing activities	-	(63,109)	63,109	-
Net cash provided by financing activities	244,913	1,591,613	(1,346,700)	-84.6%
Effect of foreign currency translation	4,520	(607)	5,127	844.6%
Net increase(decrease) in cash and cash equivalents	(1,766,164)	716,622	(2,482,786)	-346.5%

In summary, our cash flows were:

Net cash used in operating activities decreased in the three months ended December 31, 2013 by $1,204,322 to $2,015,597, from net cash used in operating activities of $811,275 for the three months ended December 31, 2012. These changes were mainly brought about by the following changes: a change in net income of $220,737, a change in cash used in prepaid leases of $4,053,692, a change in cash provided by customer deposits of $2,755,695, and a change in cash tied in inventory of $735,430.

Net cash used in investing activity decreased by $63,109, from $63,109 to $0, in the three months ended December 31, 2013 compared to the same period ended in 2012, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $1,346,700 to $244,913 in the three months ended December 31, 2013 compared to $1,591,613 provided by financing activities at the same period ended in 2012. This was due to the repayment of short-term bank loans of $5,548,000.

Working capital decreased by $473,705 to $3,149,019 as of December 31, 2013 from working capital of $3,622,724 as of December 31, 2012.  In order to stay cost competitive in the long-run, we leased 69,000 additional orange trees in first quarter of fiscal year 2014. Based on the lease rate of approximately $58.75(RMB360) per tree, the total spending was $4,053,888 (RMB24,840,000).

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

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and will be paid monthly. The loan was secured by the Company’s real property, navel orange orchards and equipments, and guaranteed by Xingping Hou, CEO of the Company.  The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into cross-guarantee agreements with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of loan expiration, should the Company failed to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as security deposit for the guarantee.  The purpose of such bank loans are for the working capital.

As of December 31, 2013 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $963,639 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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
101.INS-XBRL Instance Document
101.SCH-XBRL Taxonomy Extension Schema Document
101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF-XBRL Taxonomy Extension Definition Linkbase Document
101.LAB-XBRL Taxonomy Extension Label Linkbase Document
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL AGRICULTURE CORPORATION

Date: February 12, 2014	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2014	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

