Form 10-Q
period 2014-03-31
General Agriculture Corp
filed 2014-05-15
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

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

Number of shares of common stock outstanding as of May 8, 2014: 15,918,940

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	September 30, 2013

ASSETS
Current Assets
Cash and Cash Equivalents	$1,605,641	$2,408,520
Accounts receivable	8,743,041	-
Inventory	1,728,983	4,074,166
Advance payments	493,519	24,438
Prepaid lease- current, net	3,389,432	2,372,480
Other current assets	409,333	15,625
Total Current Assets	16,369,949	8,895,229

Property and equipment, net	14,459,762	15,108,031

Other Assets
Intangibles, net	155,479	158,020
Prepaid leases – non current, net	23,886,499	18,000,267
Total Other Assets	24,041,978	18,158,287

TOTAL ASSETS	$54,871,689	$42,161,547

LIABILITIES
Current Liabilities
Short-term bank loans	5,518,200	5,542,000
Accounts payable and accrued expenses	277,960	208,325
Due to related parties	1,033,980	718,261
Customer deposits	1,515,783	-
Other current liabilities	240,386	45,865
Total Current Liabilities	8,586,309	6,514,451

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at March 31, 2014 and September 30, 2013	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	3,295,298	2,508,735
Retained earnings	35,763,515	25,678,005
Accumulated other comprehensive income	2,315,403	2,549,192
Total stockholders’ equity	46,285,380	35,647,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,871,689	$42,161,547

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For theThree Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Sales	$12,408,641	8,377,564	$19,535,516	$15,818,241

Cost of sales	4,993,860	3,756,622	8,267,124	7,157,230

Gross profit	7,414,781	4,620,942	11,268,392	8,661,011

Operating expenses
Selling expenses	32,638	389,885	91,772	786,288
General and administrative expenses	166,147	113,065	627,326	325,068
Total operating expenses	198,785	502,950	719,098	1,111,356

Income from operations	7,215,996	4,117,992	10,549,294	7,549,655

Other income (expenses):
Government subsidy	492,191	144,943	492,191	256,264
Interest income	4,272	5,180	4,981	6,272
Interest expense	(83,419)	(81,223)	(145,100)	(134,000)
Other income(expense), net	(39,511)	10,862	(29,293)	22,843
Total other income(expenses)	373,533	79,762	322,779	151,379

Income before provision for income taxes	7,589,529	4,197,754	10,872,073	7,701,034

Provision for income taxes	-	-	-	-
Net income	7,589,529	4,197,754	10,872,073	7,701,034

Other comprehensive income
Foreign currency translation adjustment	(376,232)	180,884	(233,789)	241,375
Total comprehensive income	7,213,297	$4,378,638	$10,638,284	$7,942,409

Earnings per share:
Basic and diluted	$0.48	$0.26	$0.68	$0.48

Weighted average number of common stock outstanding
Basic and diluted	15,918,940	15,918,940	15,918,940	15,918,940

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net Income	$10,872,073	$7,701,034

Adjustments to reconcile net income to net cash used in operating activities:
Prepaid leases amortized in current period	1,491,124	971,353
Depreciation and amortization	599,139	550,544
Changes in current assets and current liabilities:
Accounts receivable	(8,802,836)	(3,606,402)
Inventory	2,363,440	1,555,520
Advance payments	(472,395)	(397,457)
Prepaid leases	(8,525,743)	(7,480,560)
Other current assets	(400,334)	(9,738)
Accounts payable and accrued expenses	70,326	46,589
Customer deposits	1,526,150	127,336
Other current liabilities	196,051	135,444
Net cash used in operating activities	(1,083,005)	(406,337)

Cash flows from investing activities:
Acquisition of property and equipment	(9,886)	(86,715)
Net cash used in investing activities	(9,886)	(86,715)

Cash flows from financing activities:
Restricted cash	-	278,548
Proceeds from short-term bank loans	5,555,940	5,411,780
Repayment of short-term bank loans	(5,555,940)	(4,186,171)
Proceeds from related parties, net	316,251	91,245
Net cash provided by financing activities	316,251	1,595,402

Effect of exchange rates on cash and cash equivalents	(26,239)	5,841

Net increase (decrease) in cash and cash equivalents	(802,879)	1,108,191

Cash and cash equivalents – beginning of period	2,408,520	351,045

Cash and cash equivalents – ending of period	$1,605,641	$1,459,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$145,100	$134,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

General Agriculture Corporation (“Gelt” or the “Company”), formerly Geltology Inc., was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The accompanying unaudited consolidated financial statements include the financial statements of General Agriculture Corporation and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements have been retroactively adjusted to reflect this reverse split.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2013, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 27, 2013, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2013. Operating results for the three and six months ended March 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2014 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. dollars (“USD”). Greater China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	September 30,
	2014	2013
Period end RMB:USD exchange rate	0.1623	0.1630
Average RMB:USD exchange rate	0.1634	0.1605
Period end HKD:USD exchange rate	0.1289	0.1290
Average HKD:USD exchange rate	0.1290	0.1289

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment, inventory obsolescence and the allowance for doubtful accounts.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. Using its past collection experience, the Company reserves 0.3% of accounts receivable balances outstanding between six months and twelve months, 3% of accounts receivable outstanding for more than one year but less than two years, and 100% of accounts receivable balances outstanding for more than two years. As of March 31, 2014 and September 30, 2013, no allowance was deemed necessary as all receivables were aged less than six months.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of March 31, 2014 and September 30, 2013, no provisions were deemed necessary as no obsolete and slow-moving inventories were observed.

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

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $5,280 and $10,892 for the three months ended March 31, 2014 and 2013 respectively, and $7,140 and $28,042 for the six months ended March 31, 2014 and 2013 respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $4,325 and $362,957 for the three months ended March 31, 2014 and 2013 respectively, and $25,171 and $726,902 for the six months ended March 31, 2014 and 2013, respectively.

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

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of March 31, 2014 and September 30, 2013, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2014 and 2013, no single customer accounted for more than 10% of the Company’s sales. For the six months ended March 31, 2014, a customer accounted for 13% of the Company’s sales. For the six months ended March 31, 2013, two customers accounted for approximately 20% of the Company’s total sales.

For the three months ended March 31, 2014, two vendors accounted for 50% and 10% of the Company’s total purchase, respectively. For the three months ended March 31, 2014, three vendors accounted for 93% of the Company’s purchase. For the six months ended March 31, 2014, two vendors accounted for 71% and 16% of the Company’s total purchases, respectively. For the six months ended March 31, 2013, four vendors accounted for approximately 63% of the Company’s purchase.

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2014 and September 30, 2013, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of March 31, 2014 and September 30, 2013, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – Inventory

Inventories by major categories are summarized as follows:

	March 31, 2014	September 30, 2013
Raw material	$78,746	$84,171
Work in process	-	3,989,995
Finished goods	1,650,507	-
	$1,728,983	$4,074,166

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	September 30, 2013

Electronic equipment	$117,896	$117,670
Vehicles	324,168	325,566
Machinery and equipment	2,133,035	2,064,525
Buildings and improvements	7,722,310	7,755,617
Navel orange orchards	10,793,779	10,623,019
Subtotal	21,091,188	20,886,397
Less: Accumulated depreciation	6,631,426	6,084,046
	14,459,762	14,802,351
Add: Construction in progress	-	305,680
Total	$14,459,762	$15,108,031

Depreciation expense was $280,291 and $274,663 for the three months ended March 31, 2014 and 2013, respectively, and $597,264 and $548,718 for the six months ended March 31, 2014, and 2013, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	March 31, 2014	September 30, 2013
Land use rights	$187,694	$185,614
Less: Accumulated amortization	2,215	27,594
Total	$155,479	$158,020

Amortization expense was $939 and $914 for the three months ended March 31, 2014 and 2013, respectively, and $1,875 and $1,826 for six months ended March 31, 2014 and 2013, respectively.

Note 6 – Prepaid Leases

Prepaid leases consist of the following:

	March 31, 2014	September 30, 2013
Current	$3,389,432	$2,372,480
Non-current	23,886,499	18,000,267
Total	$27,275,931	$20,372,747

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

Note 6 – Prepaid Leases (Continued)

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

On March 26, 2014, General Fruit entered into a lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease amount is approximately RMB27,360,000($4,440,528). As of March 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $1,491,124 and $971,353 for the six months ended March 31, 2014 and 2013, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended March 31:
2015	$3,408,747
2016	3,408,747
2017	3,408,747
2018	3,408,747
2019	3,408,747
Thereafter	10,232,196
$27,275,931

NOTE 7 – CUSTOMER DEPOSITS

Based on the sales contract, certain sales distributors of the Company are required to make security deposits. As of December 31, 2013 and September 30, 2013, the Company had customer deposits of $1,515,783 and $0, respectively.

Note 8 – Short-Term Bank Loans

On November 30, 2012 and December 21, 2012, the Company obtained a loan of $5,542,000(RMB34,000,000) from Agricultural Development Bank of China, the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wife of Xingping Hou. The principal was paid off in October and November 2013.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Short-Term Bank Loans (Continued)

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest is being calculated using an annual fixed interest rate of 6.00% and is being paid monthly. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as a guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of the loan expiration, should the Company fail to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  These bank loans are for working capital purposes.

Note 9 – Due to Related Party

As of March 31, 2014 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,033,980 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 10 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and six months ended March 31, 2014 and 2013 as the US entities incurred losses.

Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2014 and 2013, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2014 and 2013 As a result, for the three and six months ended March 31, 2014 and 2013, there was no income tax provision for the Company.

The US shell company has net operating losses amounting to approximately $352,000 and $70,000 during the six months ended March 31, 2014 and 2013, respectively. Net operating losses are carried forward, and if not utilized, will expire in 20 years after its generation. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax asset, relating to these

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Income Taxes (Continued)

NOL carryforwards. Management will review this valuation allowance periodically and make adjustments as warranted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	Three and Six Months Ended March 31,
	2014	2013
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

Note 11 – Statutory Reserve

For the six months ended March 31, 2014, statutory reserve activity was as follows:

Balance – September 30, 2012	$1,653,723
Addition to statutory reserve	855,012
Balance – September 30, 2013	2,508,735
Addition to statutory reserve	786,563
Balance – March 31, 2014	$3,295,298

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp.(formerly Geltology Inc.) for the three and six months ended March 31, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of supplies purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation; the Company’s ability to implement its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates - Foreign Currency translation and Transactions” below for information concerning the exchanges rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

COMPANY OVERVIEW

General Agriculture Corporation (“GELT” or the “Company”), formerly Geltology Inc., was incorporated under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, GELT filed with the Secretary of State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. GELT, through its direct operating subsidiaries General Fruit and General Preservation, is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

On February 5, 2010, the WFOE purchased all the shares of Xingguo General Fruit Industry Development Co., Ltd (“General Fruit”) from Jiangjun Hong Group Co., Ltd., Xingping Hou and Jiefeng Ren for $293,400. As a result, the WFOE acquired 100% interest in General Fruit. This transaction was a capital transaction in substance. That is, the transaction was a reverse recapitalization, equivalent to the issuance of stock by General Fruit for the net monetary assets of the WFOE accompanied by a recapitalization.

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

On June 28, 2013, at the Annual Meeting of stockholders the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of July 12, 2013, to affect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company affected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements in this report have been retroactively adjusted to reflect this reverse split.

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

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three and six months ended March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	September 30,
	2014	2013
Period end RMB:USD exchange rate	0.1623	0.1630
Average RMB:USD exchange rate	0.1634	0.1605
Period end HKD:USD exchange rate	0.1289	0.1290
Average HKD:USD exchange rate	0.1290	0.1289

Results of Operations for the three and six months Ended March 31, 2014 Compared to the three and six months Ended March 31, 2013

Sales

For the three months ended March 31, 2014, we had sales of $12,408,641, as compared to those of $8,377,564 for the three months ended March 31, 2013, an increase of approximately $4,031,077 or 48.1%. For the six months ended March 31, 2014, we had sales of $19,535,516, as compared to those of $15,818,241 for the six months ended March 31, 2013, an increase of approximately $3,717,275 of 23.5%. The navel orange from Gannan gradually built its reputation in the market due to its taste and high quality. As a result, the demand for the orange is growing. The Chinese Lunar Year also attributed to the significant increase in our sales volume.

Our sales volume increased by approximately 48.1% for the three months ended March 31, 2014, while the average unit sales price decreased by approximately 1.2%, as shown below:

		Sale Price
	Sales Volume	Per KG
Three months ended	(in KG)	(in US$)	Total Sales
March 31, 2014	15,372,250	0.81	12,408,641
March 31, 2013	10,216,541	0.82	8,377,564
Variance	5,155,709	0.01	4,031,077
% Variance	50.5%	1.2%	48.1%

Our sales volume increased by approximately 25.3% for the six months ended March 31, 2014, while the average unit sales price decreased by approximately 1.3%, as shown below:

		Sale Price
	Sales Volume	Per KG
Six months ended	(in KG)	(in US$)	Total Sales
March 31, 2014	25,140,855	0.78	19,535,516
March 31, 2013	20,023,090	0.79	15,818,241
Variance	5,117,765	0.01	3,717,275
% Variance	25.6%	1.3%	23.5%

Cost of sale.

Cost of sales increased by $1,237,238, or 32.9%, from $3,756,622 for the three months ended March 31, 2013 to $4,993,860 for the three months ended March 31, 2014. Cost of sales increased by $1,109,894, or 15.5%, from $7,157,230 for the six months ended March 31, 2013 to $8,267,124 for the six months ended March 31, 2014. The rate of cost of sales increase is lower than the rate in our sales increase. The reasons are (1) an increase in the product output of 2.5 kg orange per tree due to better maintenance and cultivation in the past two years; (2) an extra tax levied on navel oranges sold overseas, which increased the cost of sale in the fiscal year ended September 30, 2013. The cost of navel oranges cultivated from our orchard is lower than that outsourced; and (3) a decrease in process fee(waxing and ripening fruit) since the Company postponed the pickup season during the fiscal year ended September 30, 2014.

Gross profit and gross margin

Our gross profit was $7,414,781 for the three months ended March 31, 2014 as compared to $4,620,942 for the three months ended March 31, 2013, representing a gross margin of 59.8% and 55.2%, respectively. Our gross profit was $11,268,392 for the six months ended March 31, 2014 as compared to $8,661,011 for the six months ended March 31, 2013, representing a gross margin of 57.7% and 54.8%, respectively. The increase in our gross profit margin for the three and six months ended March 31, 2014 was mainly attributable to the reasons discussed above. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; and (2) lower amortization of the land use right due to low acquisition cost.

Selling expenses

Selling expenses were $32,638 and $389,885 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $357,247 or 91.6%. Selling expenses were $91,772 and $786,288 for the six months ended March 31, 2014 and 2013, respectively, a decrease of $694,516, or 88.3%, mainly due to a reduction in shipping and handling, advertising and other expenses.

Selling expenses for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2014	2013	$	%
Shipping and handling	4,325	362,957	(358,632)	-98.8%
Compensations and related benefits	11,082	16,036	(4,954)	-30.9%
Advertising and promotion	5,280	10,892	(5,612)	-51.5%
Other	11,951	-	11,950	-
Total	32,638	389,885	(357,247)	-91.6%
Selling expenses as % of revenue	0.26%	0.05%	(0.04)%	-94.3%

Shipping and handling expense decreased by $358,632 or 98.8%, since the Company does not bear the shipping cost in domestic sales during the fiscal year ended September 30, 2014.

Compensation and related benefits decreased by $4,954, or 30.9%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to the implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $5,612 or 51.5%, as a result of the down-sizing of our marketing campaign during the three months ended March 31, 2014.

Other expense mainly includes customer entertainment, travel expenses, vehicle maintenance and miscellaneous office expenses.

Selling expenses for the six months ended March 31, 2014 and 2013 consisted of the following:

	Six Months Ended March 31,		Increase/decrease
	2014	2013	$	%
Shipping and handling	25,171	726,902	(701,731)	-96.5%
Compensations and related benefits	22,074	26,983	(4,909)	-18.2%
Advertising and promotion	7,140	28,042	(20,902)	-74.5%
Others	37,387	4,361	37,387	757.3%
Total	91,772	786,288	(694,516)	-88.3%
Selling expenses as % of revenue	0.74%	4.65%	(3.91)%	-84.1%

Shipping and handling expenses decreased by $701,731 or 96.5%, since the Company does not bear the shipping cost in domestic sales during the fiscal year ended September 30, 2014.

Compensation and related benefits decreased by $4,909, or 18.2%, in the six months ended March 31, 2014 compared to the six months ended March 31, 2013, due to the implementation of automated planting starting in October 2012.

Advertising and promotion expense decreased by $20,902 or 74.5%, as a result of the down-sizing of our marketing campaign during the six months ended March 31, 2014.

Other expense mainly includes customer entertainment, travel expenses, vehicle maintenance and miscellaneous office expenses.

General and administrative expenses

General and administrative expenses amounted to $166,147 for the three months ended March 31, 2014, as compared to $113,065 for the same period in 2013, an increase of $53,082 or 46.9%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	77,428	70,112	7,316	10.4%
Depreciation	23,491	23,604	(113)	-0.5%
Professional service	64,161	-	64,161	-
Office expenses	1,067	12,268	(11,201)	-91.3%
Tax	-	1,748	(1,748)	-
Other	-	5,333	(5,333)	-
Total	166,147	113,065	53,082	46.95%

G&A expense as of revenues	1.34%	1.35%	-0.01%	-0.79%

Professional service fees increased by 64,161 due to increased audit and legal fees incurred during three months ended March 31, 2014.

General and administrative expenses amounted to $627,326 for the six months ended March 31, 2014, as compared to $325,068 for the same period in 2013, an increase of $302,258 or 93.0%. General and administrative expenses consisted of the following:

	Six Months Ended March 31,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	168,463	147,233	21,230	14.4%
Depreciation	47,765	67,893	(20,128)	-29.6%
Professional service	302,443	15,141	287,302	1897.5%
Office expenses	6,951	41,516	(34,565)	-83.3%
Tax	10,927	21,344	(10,417)	-48.8%
Other	87,777	31,941	55,836	174.8%
Total	627,326	325,068	302,258	93.0%

G&A expense as of revenues	3.21%	2.06%	1.16%	56.26%

Compensation and related benefits increased by $21,230 or 14.4%, mainly because we elected independent directors and hired a chief financial officer during 2013.

Professional service fees increased by $287,302 due to increased audit and legal fees incurred during six months ended March 31, 2014.

Income from operations

For the three and six months ended March 31, 2014, income from operations was $7,215,996 and $10,549,294, as compared to $4,117,992 and $7,549,655 for the three and six months ended March 31, 2013, an increase of $3,098,004 and $2,999,639 or 75.2% and 39.7%, mainly due to an increase in sales and a decrease in operating expenses.

Other income (expenses)

For the three months ended March 31, 2014, other income amounted to 373,533 as compared to other income of $79,762 for the same period in 2013. For the three months ended March 31, 2014 and 2013, other income (expense) mainly included: (i) interest expense, which increased by $2,196 or 2.7%, and (ii) certain government subsidies which for the three months ended March 31, 2014 and 2013, we received approximately $492,191 and $144,943, respectively.

For the six months ended March 31, 2014, other income amounted to $322,779 as compared to other income of $151,379 for the same period in 2013. For the six months ended March 31, 2014 and 2013, other income (expense) mainly included: (i) interest expense, which increased by $11,100 or 8.3%, and (ii) certain government subsidies which for the six months ended March 31, 2014 and 2013, we received approximately $492,191 and $256,264, respectively.

Income tax expense

For the three and six months ended March 31, 2014 and 2013, income tax amounted to $0. We have an income tax exemption for the years 2014 and 2013 for processing agricultural commodities. General Fruit has been approved for a tax exemption since its formation.

Net income

As a result of the factors described above, our net income for the three and six months ended March 31, 2014 was $7,589,529 and $10,872,073 respectively. For the three and six months ended March 31, 2013, we had net income of $4,197,754 and $7,701,034, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $376,232 and $233,789 for the three and six months ended March 31, 2014, respectively as compared to foreign currency translation gain of $180,884 and $241,375 for the three and six months ended March 31, 2013, respectively. This non-cash gain or loss had the effect of increasing or decreasing our reported comprehensive income.

Comprehensive income

For the three and six months ended March 31, 2014, comprehensive income of $7,213,297 and $10,638,284 were derived from the sum of our net income of $7,589,529 and $10,872,073 plus foreign currency translation loss of $376,232 and $233,789, respectively.

For the three and six months ended March 31, 2013, comprehensive income of $4,378,638 and $7,942,409 were derived from the sum of our net income of $4,197,154 and $7,701,034 plus foreign currency translation gain of $180,884 and $241,375, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of March 31, 2014, our cash and cash equivalents was $1,605,641. As of September 30, 2013, our cash and cash equivalents was $2,408,520, a decrease of $802,879 or 33.3%, mainly due to net cash used in operating activities.

The following summarizes the key components of the Company’s cash flows:

	Six Months Ended March 31,		Increase/decrease
	2014	2013	$	%
Net cash used in operating activities	(1,083,005)	(406,337)	(676,668)	166.5%
Net cash used in investing activities	(9,886)	(86,715)	76,829	-88.6%
Net cash provided by financing activities	316,251	1,595,402	(1,279,151)	-80.2%
Effect of foreign currency translation	(26,239)	5,841	(32,080)	-549.2%
Net increase(decrease) in cash and cash equivalents	(802,879)	1,108,191	(1,911,070)	-172.5%

In summary, our cash flows were:

Net cash used in operating activities increased during the six months ended March 31, 2014 by $676,688 to $1,083,005, from net cash used in operating activities of $406,377 for the six months ended March 31, 2013. These changes were mainly brought about by the following changes: a change in net income of $3,171,039, a change in cash used in accounts receivable of $5,196,434, a change in cash provided by customer deposits of $1,398,814, and a change in cash tied in inventory of $807,920.

Net cash used in investing activity decreased by $76,829, from $86,715 to $9,886, in the six months ended March 31, 2014 compared to the same period ended in 2013, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $1,279,151 to $316,251 in the six months ended March 31, 2014 as compared to $1,595,402 provided by financing activities at the same period ended in 2013. This was due to the repayment of short-term bank loans.

Working capital increased by $5,402,862 to $7,783,640 as of March 31, 2014 from working capital of $2,380,778 as of March 31, 2013.  In order to stay cost competitive in the long-run, we leased 145,000 orange trees in six months ended March 31, 2014. Based on the lease rate of approximately $58.83(RMB360) per tree in 2014, the total spending was $8,530,002 (RMB24,840,000).

As we are listed by our lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,555,940 (RMB34, 000, 000) from Agricultural Development Bank of China, which was paid off during October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and will be paid monthly. The loan was secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as a guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of loan expiration, should the Company fail to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  The purpose of such bank loans are for working capital.

As of March 31, 2014 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,033,980 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Although we will continue to invest in our business, with expected positive operating cash flow fueled by our profits, we believe our operating cash is sufficient to sustain our current level of operations for at least the next twelve months.

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

101 Interactive data files

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

GENERAL AGRICULTURE CORPORATION

Date: May 15, 2014	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

