Form 10-K/A
period 2013-09-30
General Agriculture Corp
filed 2014-06-04
CIK 1519894

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
Yes ☐ No ☒

As of March 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,754,849 shares of common stock held by non-affiliate shareholders) was $ 4,505,818.

On December 15, 2013, we had 15,918,940 shares of common stock issued and outstanding. On July 12, 2013, the Company effected the 1 for 8 reverse split of the Company’s common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to amend the Form 10-K (the “Report”) of General Agriculture Corporation (the “Company”) for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 27, 2013, to correct the cover page to indicate that the Company is a voluntary filer, to add exhibits in Item 15, to conform signatures on the signature page and to insert a new audit opinion for the following reason:

On April 3, 2014, the Company engaged Friedman LLP as its independent registered public accounting firm to re-audit the consolidated financial statements for the years ended September 30, 2013 and 2012, in order to replace the report issued by the predecessor auditors. Friedman LLP’s report dated June 4, 2014 is included in this amended Form 10-K. The re-audit of our consolidated financial statements by Friedman LLP for these two years did not find any material misstatements to warrant any restatements of the previously issued financial statements audited by the predecessor auditors for the same periods. We have also updated Item 9 and Item 14 to reflect this change of auditors.

Other than as discussed in this Explanatory Note, no other changes have been made in this Amendment No. 1 and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way other disclosures made in the original Report, except as disclosed in Note 15 to our financial statements. However, for the convenience of the reader, this Amendment No. 1 sets forth the original Report in its entirety as amended by the corrections discussed above.

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

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)
Company Name	Total Area (mu)	Area of Organic Planting Base for Navel Orange	Sorting Line Capacity (ton/hour)	Storage Facility Capacity (tons)	Leading Enterprise Qualification[1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	None	40	20000	Provincial Level
Jiangxi Gannan Fruit Industry Holdings Co., Ltd.	3,250	None	20	None	None
Jiangxi Yangshi Nanbei Fresh Fruit Co., Ltd.	None	None	60	None	Provincial Level
Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	6,880	1,000	80	None	Provincial Level
Jiangxi Shengwei Fruit Industry Co., Ltd.	None	None	20	6000	None
Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	None	None	None	None
Xinfeng County Yuhe Agricultural Development Co., Ltd.	None	None	40	10000	Provincial Level
Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	None	25	5000	Provincial Level
Huichang County Lvfeng Fruit Industry Co., Ltd.	None	None	15	3000	Provincial Level
Anyuan County Jinfeng Linong Products Co., Ltd.	None	None	15	None	None

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

Our competitive advantages are that we are an integrated player and one of the largest growers of navel oranges in China. We control the source of the navel oranges with our company’s high quality standards. In addition, our preservation facility is an air-controlled facility in which we control not only the temperature but also the composition of the air. A nitrogen rich air environment slows down the oxidation process and prolongs the reservation life of the fruits. Our competitors in orange preservation space mostly use temperature controlled facility instead of the more advanced air controlled technology.

Suppliers

In addition to the production of oranges in our own and leased orchards, we source oranges from outside parties. We are supplied with what is referred to as “raw navel oranges,” which are oranges prior to post-harvest processing.

Set forth below is a list of our top four suppliers during the year ended September 30, 2013:

Supplier	Percentage of total supply
Ningdu County Qingtang Township Xiangyun Fruits Professional Cooperative	20.30%
Ningdu County Anfu Township Shuoguomanyuan Professional Cooperative	16.27%
Ningdu County Qingtang Township Qinglong Fruits Professional Cooperative	10.40%
Yudu Xinyuan Fruits development Co., Ltd.	10.12%

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

The market price of our Common Stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock and overall general public sentiment toward U.S. reverse merger public companies that have substantially all of their operations in China. These factors may materially and adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

There is no private ownership of land in China. Land is usually owned by the state and the government grants land use rights for specified terms. General Preservation has obtained the following Land Use Right Certificates and Property Right Certificates which show our entitlement to the land and buildings used by the Company. In addition, General Fruit has entered into certain orchard and office leases.

No.	Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2049)	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

2	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2050)	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

3	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2051)	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

4	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2052)	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

5	General Preservation	State-owned Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051)	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

6	General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020

	General Fruit	Lease from various people (7)	2,258.4	Orchards	Ningdu county	December 31, 2022

	General Fruit	Lease from 1 person	500	Orchards	Yudu county	December 31, 2022

7	General Fruit	Lease from various people (20)	4,746 mu	Orchards	Xingguo county	December 31, 2020

8	General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064

9	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,608 mu	Orchards	Xingguo county	Various, from 2031 to 2034

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

Cost of Sale.

Cost of sales decreased by $510,430, or 6.32%, from $8,076,376 for the year ended September 30, 2012 to $7,565,946 for the year ended September 30, 2013. The decrease was primarily attributable to (1)an increase in the product output of 2.5 kg orange per tree due to better maintenance and cultivation in the past two years; (2) an extra tax levied on navel oranges sold overseas, which increased the cost of sale in fiscal 2012; (3) the quantity of navel oranges outsourced decreased by 5%. The cost of navel oranges cultivated from our orchards is lower than that outsourced.

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

Other income (expenses)

For the year ended September 30, 2013, other income amounted to $26,055 as compared to other expense of $180,379 for the same period in 2012. For the years ended September 30, 2013 and 2012, other income (expense) mainly included: (i) interest expense, which decreased by $7,067 or 2.3% period over period due to a decrease in the average balance and the interest rate of our bank loans, the interest rate decreased to 6% from 6.56%, and (ii) certain government subsidies, which increased by $165,041 or 148.1% compared the same period in fiscal 2012. In the year ended September 30, 2013, we received government subsidies of approximately $276,442, as compared to $111,401 for the year ended September 30, 2012.

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

On November 6, 2013, the Board of Directors of the Company approved the engagement of YSL & Associates LLC as its principal accountant to audit the Company's financial statements. During the years ended September 30, 2012 and 2013 and the interim period through November 6, 2013, neither the Company nor anyone on its behalf consulted YSL & Associates LLC regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

On April 3, 2014, subsequent to the filing of the original Report, we dismissed YSL & Associates LLC. The decision to dismiss YSL & Associates LLC was adopted by the Board of Directors. None of the reports of YSL & Associates LLC on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and YSL & Associates LLC for the two most recent fiscal years and any subsequent interim period through April 3, 2014 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of YSL & Associates LLC, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, YSL & Associates LLC has not advised the Company that: 1) internal controls necessary to develop reliable financial statements did not exist; or 2) information has come to the attention of YSL & Associates LLC which made it unwilling to rely upon management; or 3) the scope of the audit should have been expanded significantly, or information has come to the attention of YSL & Associates LLC that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended September 30, 2013.

On April 3, 2014, the Board of Directors of the Company approved the engagement of Friedman LLP as its principal accountant to audit the Company’s financial statements. During the years ended September 30, 2012 and 2013 and the interim period through April 3, 2014, neither the Company nor anyone on its behalf consulted Friedman LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Liwei Jia, 35, is the independent director. He graduated with a Bachelor’s Degree in Economics from Beijing Industry and Commerce University in June 2001. Mr. Jia is a Chinese Certified Public Accountant and an International Certified Internal Auditor. From July 2001 to December 2003, Mr. Jia was the project manager at Zhongrui Hengxin Accounting Firm. From January 2004 to December 2011, Mr. Jia was the Senior Audit Manager at PricewaterhouseCoopers Zhong Tian LLP and participated in the financial audit and internal control audits of a number of large Chinese public companies. From November 2011 to April 2012, Mr. Jia was the Executive Director of Funds and Assets Management of Beijing Shangyin Zhisheng Investments and Funds Management Co., Ltd. From December 2012 to the present, Mr. Jia is the managing director of Zhongfu Runde Investments Co., Ltd.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of Executive Officer and/or Director	Position	Fiscal Years	Salary	Bonus and Other Compensation	Securities Underlying Stock Options

Xingping Hou	President/CEO/CFO/Director	2013	$20,000	$-	$-
		2012	$-	$-	$-
Amy Xue	Chief Financial Officer	2013	$65,000	$-	$-
		2012	$-	$-	$-
Shaokang Zeng	Secretary, Treasurer, Director	2013	$15,000	$-	$-
		2012	$-	$-	$-

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

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Xingping Hou (3)	9,997,841	62.80%
Shaokang Zeng	-	-
Amy Xue	-	-
Liwei Jia	-	-
Wei Lu	-	-
Hongeai Li	-	-
Across Asia Investments Limited (4)	1,082,500	6.80%
Ever Shining Investments Limited (5)	1,083,750	6.81%
Hua Mei Investments Limited (6)	9,997,841	62.80%
Zhihao Sabio Zhang (3)	9,997,841
All officers and directors as a group (5 persons)	9,997,841	62.80%
All 5% and more stockholders	12,164,091	76.41%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Based on 15,918,940 shares of Common Stock outstanding as of December 15, 2013.

(3)	Xingping Hou is the sole director of Hua Mei Investments Limited, and Zhihao Sabio Zhang owns all of the outstanding shares of Hua Mei Investments Limited. Pursuant to a call option agreement dated July 1, 2012, Mr. Hou has the right to purchase all of the shares in Hua Mei Investments Limited held by Mr. Zhang. Such option vests in three annual installments over a period of three years, of which 34% becomes exercisable on July 1, 2013, 33% becomes exercisable on July 1, 2014, and the remaining 33% becomes exercisable on July 1, 2015. The option expires on July 1, 2017.

(4)	Shiqiu Xiao controls Across Asia Investment Limited.

(5)	Chunquan Luo controls Ever Shining Investment Limited.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On April 3, 2014 we dismissed YSL & Associates as the Company’s principal accountant and engaged Friedman LLP. The following table sets forth the aggregate fees billed to us for the years ended September 31, 2013 and 2012, by YSL & Associates LLC and Patrizio & Zhao, LLC, our former independent auditors.

	September 30, 2012	September 30, 2013
Audit Fees (1)	$170,000	$190,000
Audit Related Fees(2)	-	-
Tax Fees(3)	5,000	5,000

41

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements for the years ended September 30, 2013 and 2012 and each interim consolidated financial statements in fiscal year 2013 and 2012.

•     The aggregate fees billed from professional services rendered by Patrizio & Zhao for the audit of our transition period of financial statements and review of interim financial information for the nine months ended September 30, 2012 was $10,000. The aggregate fees billed from professional services rendered by Patrizio & Zhao for review of interim financial information for the year ended September 30, 2013 was $30,000

•     The aggregate fees billed from professional services rendered by YSL & Associates LLC and Friedman LLP for the audit of our annual financial statements for the year ended December 31, 2012 were $60,000 and 10,000, respectively.

•     The aggregate fees billed from professional services rendered by YSL & Associates LLC and Friedman LLP for the audit of our annual financial statements for the year ended September 30, 2013 were $60,000 and 10,000, respectively.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning. The fees billed for professional services rendered for tax service of year ended September 30, 2012 and 2013 were $5,000 and $5,000, respectively.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (6)
3.2	Amended and Restated By-laws (9)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)

10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (7)
10.10	Form of Orange Purchase Contract (8)
10.11	Property Use Certificates dated August 30, 2007 (translation)(8)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation)(8)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation)(8)
14	Code of Ethics (5)
21	Subsidiaries
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to our Quarterly Report on From 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 14, 2013.
(7)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(9)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.

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

Dated: June 4, 2014		General Agriculture Corporation

	By:	/s/ Xingping Hou
Xingping Hou
Chief Executive Officer

Dated: June 4, 2014
	By:	/s/ Amy Xue
Amy Xue
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Xingping Hou
Xingping Hou	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	June 4, 2014

/s/ Amy Xue
Amy Xue	Chief Financial Officer (Principal Financial and Accounting Officer)	June 4, 2014

/s/ Shaokang Zeng
Shaokang Zeng	Director, Secretary	June 4, 2014

/s/ Liwei Jia
Liwei Jia	Director	June 4, 2014

/s/ Wei Lu
Wei Lu	Director	June 4, 2014

/s/ Hongcai Li
Hongcai Li	Director	June 4, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (6)
3.2	Amended and Restated By-laws (9)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (7)
10.10	Form of Orange Purchase Contract (8)
10.11	Property Use Certificates dated August 30, 2007 (translation)(8)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation)(8)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation)(8)
14	Code of Ethics (5)
21	Subsidiaries
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.

(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to our Quarterly Report on From 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 14, 2013.
(7)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(9)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

(FORMERLY GELTOLOGY INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of General Agriculture Corporation

We have audited the accompanying consolidated balance sheets of General Agriculture Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2013 and 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

June 4, 2014

GENERAL AGRICULTURE CORP.

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$2,408,520	$351,045
Restricted cash	-	277,025
Inventory	4,074,166	3,540,386
Advance payments	24,438	36,147
Prepaid lease- current, net	2,372,480	1,559,648
Other current assets	15,625	20,679
Total Current Assets	8,895,229	5,784,930

Property and equipment, net	15,108,031	15,676,017

Other Assets
Intangibles assets, net	158,020	157,096
Prepaid leases – non current, net	18,000,267	11,316,093
Total Other Assets	18,158,287	11,473,189

TOTAL ASSETS	$42,161,547	$32,934,136

Liabilities
Current Liabilities
Short-term bank loans	5,542,000	4,163,290
Accounts payable and accrued expenses	208,325	398,095
Due to related parties	718,261	391,994
Customer deposits	-	1,393,040
Other current liabilities	45,865	45,709
Total Current Liabilities	6,514,451	6,392,128

Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value, 200,000,000 share authorized 15,918,940 shares issued and outstanding at September 30, 2013 and 2012	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,508,735	1,653,723
Retained earnings	25,678,005	18,360,559
Accumulated other comprehensive income	2,549,192	1,616,562
Total stockholders’ equity	35,647,096	26,542,008

Total Liabilities and Stockholders’ Equity	$42,161,547	$32,934,136

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORP.

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended September 30
	2013	2012

Sales	$17,490,837	$16,834,304

Cost of sales	7,565,946	8,076,376

Gross profit	9,924,891	8,757,928

Operating expenses
Selling expenses	886,595	1,116,455
General and administrative expenses	891,893	914,214
Total operating expenses	1,778,488	2,030,669

Income from operations	8,146,403	6,727,259

Other income (expenses):
Government subsidy	276,442	111,401
Interest income	10,414	19,842
Interest expense	(302,411)	(309,478)
Other income(expense), net	41,610	(2,144)
Total other income(expenses)	26,055	(180,379)

Income before provision for income taxes	8,172,458	6,546,880

Provision for income taxes	-	-
Net income	8,172,458	6,546,880

Other comprehensive income
Foreign currency translation adjustment	932,630	271,853
Total comprehensive income	$9,105,088	$6,818,733

Earnings per share:
Basic and dulited	$0.51	$0.41

Weighted average number of common stock outstanding
Basic and diluted	15,918,694	15,918,694

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORP.

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EUQITY

						Accumulated
			Additional			Other	Total
	Common	Stock	Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Value	Capital	Reserve	Earnings	Income	Equity

Balance at September 30, 2011	15,639,722	$1,564	$4,601,880	$967,821	$12,499,581	$1,344,709	$19,415,555

Effect of reverse merger	279,218	28	(28)	-	-	-	-
Conversion of shareholder payable to additional paid in capital	-	-	307,720	-	-	-	307,720
Comprehensive income:
Net income	-	-	-	-	6,546,880	-	6,546,880
Foreign currency translation gain	-	-	-	-	-	271,853	271,853
Statutory reserve	-	-	-	685,902	(685,902)	-	-
Balance at September 30, 2012	15,918,940	1,592	4,909,572	1,653,723	18,360,559	1,616,562	26,542,008

Comprehensive income:
Net income					8,172,458		8,172,458
Foreign currency translation gain						932,630	932,630
Statutory reserve				855,012	(855,012)		-
Balance at September 30, 2013	15,918,940	$1,592	$4,909,572	$2,508,735	$25,678,005	$2,549,192	$35,647,096

See accompany notes to the consolidated financial statements

GENERAL AGRICULTURE CORP.

(FORMERLY GELTOLOGY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended September 30,
	2013	2012

Cash flows from operating activities:
Net Income	$8,172,458	$6,546,880

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid lease amortized in current year	2,277,696	1,559,755
Depreciation and amortization	1,120,409	1,080,450
Changes in current assets and current liabilities:
Accounts receivable	-	1,585
Inventory	(422,011)	49,280
Advance payments	12,584	176,355
Prepaid leases	(9,281,984)	(12,829,661)
Other current assets	3,976	15,408
Accounts payable and accrued expenses	(356,021)	159,769
Customer deposits	(1,412,136)	1,392,424
Other current liabilities	(4,731)	(506,184)
Net cash provided by (used in) operating activities	110,240	(2,353,939)

Cash flows from investing activities:
Acquisition of property and equipment	(83,170)	(227,283)
Addition to construction in progress	(16,182)	(133,024)
Net cash used in investing activities	(99,352)	(360,307)

Cash flows from financing activities:
Restricted cash	280,823	(134,496)
Proceeds from short-term bank loans	5,455,980	4,161,449
Repayment of short-term bank loans	(4,220,361)	(1,218,371)
Repayment of long-term bank loans	-	(791,150)
Proceeds from related parties, net	562,850	270,936
Net cash provided by financing activities	2,079,292	2,288,368

Effect of exchange rate changes on cash and cash equivalents	(32,704)	(4,164)

Net increase (decrease) in cash and cash equivalents	2,057,475	(430,042)

Cash and cash equivalents – beginning of year	351,045	781,087

Cash and cash equivalents – ending of year	$2,408,520	$351,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$302,411	$309,478

Supplemental schedule of non-cash activities
Conversion of shareholder payable to additional paid in capital	$-	$307,243

See accompany notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

General Agriculture Corporation (“Gelt”), formerly Geltology Inc., was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The accompanying consolidated financial statements include the financial statements of General Agriculture Corporation and its subsidiaries (collectively refer to as, the “Company”). The Company is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

On July 11, 2012, Gelt completed a reverse acquisition of General Red Holding, Inc. (“GRH”), which was established under the laws of the State of Delaware on January 18, 2011. To accomplish the Share Exchange Agreement, Gelt issued to GRH an aggregate of 125,112,803 shares of the common stock of Gelt, at par value of $0.0001 per share. Gelt was delivered with zero assets and zero liabilities at the time of closing. Immediately prior to the Share Exchange, Gelt had 6,750,000 shares of Common Stock issued and outstanding. Simultaneously with the transaction, the two principal shareholders of Gelt surrendered for cancellation an aggregate of 4,513,252 shares of Common Stock beneficially owned by them. The transaction was recorded as a reverse merger whereby GRH was considered to be the accounting acquirer. Although GELT is the legal parent company, the share exchange was treated as a recapitalization of GRH. Thus, GRH is the continuing entity for financial reporting purposes. The financial statements have been prepared as if GRH had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

On September 28, 2012, the Company’s board of directors approved a change in fiscal year-end from December 31 to September 30. The fiscal year-end change became effective on September 30, 2012.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). Greater China International’s functional currency is the Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as a component of stockholders’ equity as “Accumulated Other Comprehensive Income” in accordance with the Codification ASC 220, “Comprehensive Income”. Due to the fact that cash flows are translated based on the average exchange rates, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment, inventory obsolescence and the allowance for doubtful accounts.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash

Restricted cash is related to deposits required by the bank for our bank loans. The balance of total restricted cash was $277,025 as of September 30, 2012.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of September 30, 2013 and 2012, no provisions were deemed necessary as no obsolete and slow-moving inventory were observed.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction in progress primarily represents the construction costs of buildings, machinery, equipment and agricultural improvements made to orchards. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Navel orange orchards consist of orchards the Company planted and acquired from local farmers. The planting cost includes costs related to land leveling, saplings, fertilizer, labor and facilities on orchard lands. The planting cost was recorded as property cost. In 2008 and 2011, the Company directly acquired certain navel orange trees from local farmers and recorded the purchase cost as property cost.

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

Income Tax

The Company has adopted the provisions of ASC subtopic 740-10 (“ASC 740-10”), “Income taxes”, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement classification, interest and penalties, disclosure and transition.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

All of the Company’s income is generated in the PRC, and accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretation and practices in respect thereof.

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

Statutory Reserves

Pursuant to the applicable laws in the PRC, the Company makes appropriations to two non-distributable reserve funds, the statutory surplus reserve and the statutory public welfare reserve. The appropriations are based on after-tax net earnings as determined in accordance with the PRC generally accepted accounting principles, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve is based on an amount at least equal to 10% of after-tax net earnings until the reserve is equal to 50% of the entity's registered capital. Appropriation to the statutory public welfare fund is based on 5% to 10% of after-tax net earnings and is not mandatory. The statutory public welfare reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable, except in the event of liquidation.

The Company does not make appropriations to the discretionary surplus reserve fund. As of September 30, 2013 and 2012, the Company had appropriated $2,508,735 and $1,653,723 of statutory surplus reserve funds, respectively.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2013 and 2012, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 for public companies and 2017 for non-public companies. Management is evaluating the effect, if any, on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	September 30, 2013	September 30, 2012

Raw materials	$84,171	$144,430
Work in process	3,989,995	3,395,956
Total	$4,074,166	$3,540,386

Work in process consists of depreciation, amortization of prepaid lease of navel orange orchards, rental, salary, and fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

As of September 30, 2013 and 2012, the Company had $24,438 and $36,147 of advance payments that related to payments for packaging materials, gas and equipment.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	September 30, 2012

Office equipment	$117,670	$109,553
Vehicles	325,566	316,179
Machinery and equipment	2,064,525	2,004,996
Buildings and improvements	7,755,617	7,454,667
Navel orange orchards	10,623,019	10,316,711
Subtotal	20,886,397	20,202,106
Less: Accumulated depreciation	6,084,046	4,806,991
	14,802,351	15,395,115
Add: Construction in progress	305,680	280,902
Total	$15,108,031	$15,676,017

Depreciation expense was $1,116,727 and $1,076,820 for the years ended September 30, 2013 and 2012, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	September 30, 2013	September 30, 2012

Land use rights	$185,614	$181,156
Less: Accumulated amortization	27,594	24,060
Total	$158,020	$157,096

Amortization expense was $3,682 and $3,630 for the years ended September 30, 2013 and 2012, respectively.

Note 7 – Prepaid Leases

Prepaid leases consist of the following:

	September 30, 2013	September 30, 2012

Current	$2,372,480	$1,559,648
Non current	18,000,267	11,316,093
Total	$20,372,746	$12,875,741

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

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 7 – Prepaid Leases (Continued)

On December 30, 2012 and January 1, 2013, General Fruit entered into additional lease contracts with another group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2013. The lease terms are effective from January 1, 2013 through December 31, 2022. The aggregate lease amount is approximately RMB 46,997,300 ($7,453,772) and pursuant to the contract terms, as of March 31, 2013, the Company paid off the entire lease amount using cash generated from operations.

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

Note 8 – CUSTOMER DEPOSITS

Based on the sales contract, the Company’s sales distributors are required to make security deposits. As of September 30, 2013 and 2012, the Company had customer deposits of $0 and $1,393,040, respectively.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	September 30,
	2013	2012

On November 17, 2011, the Company obtained a loan from Agricultural Development Bank of China, the principal of which was repaid in full on November 16, 2012. The interest was calculated using an annual fixed interest rate of 6.56% and payable monthly. The loan was secured by the Company’s real property and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wife of Xingping Hou.	$-	$4,163,290

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 9 – Short-Term Bank Loans (Continued)

	September 30,	September 30,
	2013	2012

On November 30, 2012 and December 21, 2012, the Company obtained loans from Agricultural Development Bank of China, the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and payable monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wife of Xingping Hou. The principal was paid off in October and November 2013.	$5,542,000	$-

Total	$5,542,000	$4,163,290

Note 10 – Due to Related Party

As of September 30, 2013 and 2012, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $718,261 and $391,994, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 11 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the years ended September 30, 2013 and 2012 as the US entities incurred losses.

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

The US holding company had net operating losses (“NOL”) amounting to approximately $343,000 and $265,000 during the year ended September 30, 2013 and 2012, respectively. Net operating losses are carried forward and if not utilized, will expire in 20 years after its generation. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax asset, relating to these NOL carryforwards. Management will review this valuation allowance periodically and make adjustments as warranted.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 11 – Income Taxes (Continued)

The movement of the deferred income taxes for US holding company is as follows:

	September 30, 2013	September 30, 2012

Beginning balance-Net operating loss	$265,000	$-
Addition: Net operating losses	342,725	265,000
Ending balance-Net operating loss	607,725	265,000
Effective tax rate	34%	34%
Deferred tax assets	206,627	90,100
Valuation allowance	(206,627)	(90,100)
Ending balance	-	-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	For the Years Ended September 30,
	2013	2012
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

Note 12 – StockHOLDERs’ EQUITY

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

Note 14 – Government Subsidy Income

The Company periodically receives government subsidies in cash from local governments, including bank loan interest rebates and eco-irrigation subsidies. The amounts granted varies each year. For the years ended September 30, 2013 and 2012, the government subsidies received was $276,442 and $111,401, respectively.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES (FORMERLY GELTOLOGY INC.)

Notes to Consolidated Financial Statements

Note 15 – Subsequent Event

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

 On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,064,000(RMB 16,000,000) and $2,322,000 (RMB 18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and will be paid monthly. The loan was secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company. The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,956,000 (RMB 12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co. Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into cross-guarantee agreements with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $48,900 (RMB300,000) to the guarantor as guarantee fee for the above bank loans. The term of these guarantees are for two years. On the date of loan expiration, should the Company fail to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $391,200(RMB 2,400,000) as security deposit for the guarantee. The purpose of such bank loans are for working capital.

On December 31, 2013, General Fruit entered into a lease contract with an orchard company, pursuant to which General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease payments are approximately RMB 24,840,000 ($4,063,824) pursuant to the contract terms. The Company paid off the entire lease amount using cash generated from operations in December 2013.

On March 26, 2014, General Fruit entered into a lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease payments are approximately RMB 27,360,000 ($4,440,528). The Company paid off the entire lease amount using cash generated from operations in March 2014.

