Form 10-Q
period 2014-06-30
General Agriculture Corp
filed 2014-08-11
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Number of shares of common stock outstanding as of July 25, 2014: 15,918,940

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$5,150,547	$2,408,520
Accounts receivable	4,864,293	-
Inventory	3,249,323	4,074,166
Advance payments	30,988	24,438
Prepaid lease- current, net	3,393,413	2,372,480
Other current assets	398,358	15,625
Total Current Assets	17,086,922	8,895,229

Property and equipment, net	14,245,511	15,108,031

Other Assets
Intangibles, net	154,739	158,020
Prepaid leases – non current, net	23,068,492	18,000,267
Total Other Assets	23,223,231	18,158,287

TOTAL ASSETS	$54,555,664	$42,161,547

LIABILITIES
Current Liabilities
Short-term bank loans	$5,525,000	$5,542,000
Accounts payable and accrued expenses	353,690	208,325
Due to related parties	1,295,639	718,261
Customer deposits	1,517,651	-
Other current liabilities	73,488	45,865
Total Current Liabilities	8,765,468	6,514,451

STOCKHOLDERS' EQUITY
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at June 30, 2014 and September 30, 2013	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	3,293,421	2,508,735
Retained earnings	35,184,457	25,678,005
Accumulated other comprehensive income	2,401,154	2,549,192
Total stockholders’ equity	45,790,196	35,647,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,555,664	$42,161,547

See accompanying notes to the condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013

Sales	$1,187	1,606,108	$19,490,078	17,424,349

Cost of sales	4,877	419,187	8,252,270	7,576,417

Gross profit/loss	(3,690)	1,186,921	11,237,808	9,847,932

Operating expenses
Selling expenses	10,025	95,194	101,817	881,482
General and administrative expenses	468,135	128,392	1,095,461	453,460
Total operating expenses	478,160	223,586	1,197,278	1,334,942

Income (loss) from operations	(481,850)	963,335	10,040,530	8,512,990

Other income (expenses):
Government subsidy	-	19,127	491,016	275,391
Interest income	2,681	2,272	7,662	8,544
Interest expense	(84,641)	(83,921)	(229,741)	(217,921)
Other income(expense), net	(47,623)	11,299	(18,330)	34,142
Total other income(expenses)	(129,583)	(51,223)	250,607	100,156

Income (loss) before provision for income taxes	(611,433)	912,112	10,291,137	8,613,146

Provision for income taxes	-	-	-	-
Net income (loss)	(611,433)	912,112	10,291,137	8,613,146

Other comprehensive income (loss)
Foreign currency translation adjustment	85,751	501,924	(148,038)	743,299
Total comprehensive income (loss)	$(525,682)	$1,414,036	$10,143,099	$9,356,445

Earnings per share:
Basic and diluted	$(0.04)	$0.06	$0.65	$0.54

Weighted average number of common stock outstanding
Basic and diluted	15,918,940	15,918,940	15,918,940	15,918,940

See accompanying notes to the condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net Income	$10,291,137	$8,613,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid leases amortized in current period	2,337,718	1,643,982
Depreciation and amortization	832,836	828,619
Changes in current assets and current liabilities:
Accounts receivable	(4,879,858)	(1,869,688)
Inventory	814,946	996,596
Advance payments	(6,647)	(49,275)
Prepaid leases	(8,505,396)	(9,247,469)
Other current assets	(387,666)	(16,372)
Accounts payable and accrued expenses	145,742	53,418
Customer deposits	1,522,508	(1,406,768)
Other current liabilities	27,854	21,173
Net cash provided by (used in) operating activities	2,193,174	(432,638)

Cash flows from investing activities:
Acquisition of property and equipment	(43,038)	(94,704)
Net cash used in investing activities	(43,038)	(94,704)

Cash flows from financing activities:
Restricted cash	-	279,755
Proceeds from short-term bank loans	5,542,680	5,435,240
Repayment of short-term bank loans	(5,542,680)	(4,204,318)
Proceeds from related parties, net	577,762	98,935
Net cash provided by financing activities	577,762	1,609,612

Effect of exchange rate on cash and cash equivalents	14,129	24,267

Net increase in cash and cash equivalents	2,742,027	1,106,537

Cash and cash equivalents – beginning of period	2,408,520	351,045

Cash and cash equivalents – ending of period	$5,150,547	$1,457,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$229,741	$217,921

See accompany notes to the condensed consolidated financial statements

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2013, included in the Company’s annual report on amended Form 10-K/A filed with the U.S. Securities Exchange Commission on June 4, 2014, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2013. Operating results for the three and nine months ended June 30, 2014 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from June 30, 2014 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	September 30,
	2014	2013
Period end RMB:USD exchange rate	0.1625	0.1630
Average RMB:USD exchange rate	0.1630	0.1605
Period end HKD:USD exchange rate	0.1290	0.1290
Average HKD:USD exchange rate	0.1290	0.1289

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. As of June 30, 2014 and September 30, 2013, no allowance was deemed necessary.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of June 30, 2014 and September 30, 2013, no provisions were deemed necessary.

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

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $5,021 and $1,977 for the three months ended June 30, 2014 and 2013 respectively, and $12,161 and $30,019 for the nine months ended June 30, 2014 and 2013 respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $0 and $73,256 for the three months ended June 30, 2014 and 2013 respectively, and $25,112 and $765,757 for the nine months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and September 30, 2013, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended June 30, 2014, no single customer accounted for more than 10% of the Company’s sales. For the three months ended June 30, 2013, four customers accounted for 47% of the Company’s total sales. For the nine months ended June 30, 2014, one customer accounted for 13% of the Company’s sales. For the nine months ended June 30, 2013, two customers accounted for approximately 20% of the Company’s total sales.

For the three months ended June 30, 2014, one vendor accounted for 90% of the Company’s total purchases. For the three months ended June 30, 2013, three vendors accounted for 63% of the Company’s purchases. For the nine months ended June 30, 2014, two vendors accounted for 71% and 16% of the Company’s total purchases, respectively. For the nine months ended June 30, 2013, four vendors accounted for approximately 67% of the Company’s purchase.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of June 30, 2014 and September 30, 2013, there are no potentially dilutive securities outstanding.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605 Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification., Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016 for public companies and 2017 for non-public companies. Management is evaluating the effect, if any, on the Company’s financial statements.

Note 3 – Inventory

Inventories by major categories are summarized as follows:

	June 30, 2014	September 30, 2013
Raw material	$73,699	$84,171
Work in process	3,175,624	3,989,995
	$3,249,323	$4,074,166

Work in process consists of the capitalization of depreciation, amortization of prepaid lease of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	September 30, 2013
Electronic equipment	$118,657	$117,670
Vehicles	324,567	325,566
Machinery and equipment	2,136,184	2,064,525
Buildings and improvements	7,731,826	7,755,617
Navel orange orchards	10,807,080	10,623,019
Subtotal	21,118,314	20,886,397
Less: Accumulated depreciation	6,924,460	6,084,046
	14,193,854	14,802,351
Add: Construction in progress	51,657	305,680
Total	$14,245,511	$15,108,031

Depreciation expense was $232,765 and $277,150 for the three months ended June 30, 2014 and 2013, respectively, and $830,029 and $825,868 for the nine months ended June 30, 2014, and 2013, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	June 30, 2014	September 30, 2013
Land use rights	$186,432	$185,614
Less: Accumulated amortization	31,693	27,594
Total	$154,739	$158,020

Amortization expense was $932 and $925 for the three months ended June 30, 2014 and 2013, respectively, and $2,807 and $2,751 for nine months ended June 30, 2014 and 2013, respectively.

Note 6 – Prepaid Leases

Prepaid leases consist of the following:

	June 30, 2014	September 30, 2013
Current	$3,393,413	$2,372,480
Non-current	23,068,492	18,000,267
Total	$26,461,905	$20,372,747

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

On March 26, 2014, General Fruit entered into a lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease amount is approximately RMB27,360,000 ($4,440,528). As of March 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

Note 6 – Prepaid Leases (Continued)

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $846,594 and $672,629, and $2,337,718 and $1,643,982 for the three and nine months ended June 30, 2014 and 2013, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ending June 30:
2015	$3,400,612
2016	3,400,612
2017	3,400,612
2018	3,400,612
2019	3,400,612
Thereafter	9,458,845
$26,461,905

Note 7 – CUSTOMER DEPOSITS

Based on the sales contract, certain sales distributors of the Company are required to make security deposits. As of June 30, 2014 and September 30, 2013, the Company had customer deposits of $1,517,651 and $0, respectively.

Note 8 – Short-Term Bank Loans

On November 30, 2012 and December 21, 2012, the Company obtained a loan of $5,525,000(RMB34,000,000) from Agricultural Development Bank of China, the principal of which would be repaid on November 19, 2013. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wife of Xingping Hou. The principal was paid off in October and November 2013.

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

Note 9 – Due to Related Party

As of June 30, 2014 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,295,639 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 10 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and nine months ended June 30, 2014 and 2013 as the US entities incurred losses.

Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2014 and 2013, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2014 and 2013 As a result, for the three and nine months ended June 30, 2014 and 2013, there was no income tax provision for the Company.

The US shell company has net operating losses amounting to approximately $706,000 and $70,000 during the nine months ended June 30, 2014 and 2013, respectively. Net operating losses are carried forward, and if not utilized, will expire in 20 years after its generation. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax asset, relating to these NOL carryforwards. Management will review this valuation allowance annually and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	Three and Nine Months Ended June 30,
	2014	2013
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

Note 11 – Statutory Reserve

For the nine months ended June 30, 2014, statutory reserve activity was as follows:

Balance – September 30, 2012	$1,653,723
Addition to statutory reserve	855,012
Balance – September 30, 2013	2,508,735
Addition to statutory reserve	784,686
Balance – June 30, 2014	$3,293,421

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three and nine months ended June 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

COMPANY OVERVIEW

General Agriculture Corporation (“GELT”), formerly Geltology Inc., was incorporated under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, GELT filed with the Secretary of State of the State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. GELT, through its direct operating subsidiaries General Fruit and General Preservation, is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

Upon completion of the Share Exchange, the shareholders of GELT owned approximately 98.24% of the fully diluted outstanding shares of the Company. Accordingly, GRH became the wholly owned subsidiary of GELT.

On September 30, 2011, GRH entered into a Share Transfer and Issuance Agreement with Han Glory International Investment Limited (“Han Glory International”), a company incorporated on April 28, 2011 under the laws of British Virgin Islands and Hua Mei Investments Limited (“Hua Mei”), a company incorporated on April 26, 2011 under the laws of the British Virgin Islands. Under the agreement, GRH issued 74,814,862 shares to Hua Mei, the sole stockholder of Han Glory International, in exchange for all shares and beneficial interest of Han Glory International. This transaction is treated as a reverse merger, and therefore, after the share exchange, Han Glory International became the wholly owned subsidiary of GRH.

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

On June 28, 2013, at the Annual Meeting of stockholders the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Certificate of Incorporation was amended, effective as of July 12, 2013, to effect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company effected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. These statements in this Report have been retroactively adjusted to reflect this reverse split.

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

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three and nine months ended June 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. Dollars (“$”). Greater China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in Accordance with the Codification ASC 220, Comprehensive Income.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into $ or the purposes of preparing the consolidated financial statements were as follows:

	June 30,	September 30,
	2014	2013
Period end RMB: $ exchange rate	0.1625	0.1630
Average RMB: $ exchange rate	0.1630	0.1605
Period end HKD: $ exchange rate	0.1290	0.1290
Average HKD: $ exchange rate	0.1290	0.1289

Results of Operations for the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013

Sales

For the three months ended June 30, 2014, we had net sales of $1,187, as compared to those of $1,606,108 for the three months ended June 30, 2013, a decrease of approximately $1,604,921 or 99.9%. The decrease in net revenue is mainly because all navel oranges harvested in year 2013 were sold out before March 2014. However, navel oranges harvested in year 2012 were still sold in April 2013.

	Sales Volume	Sale Price	Total Sales
	(in KG)	Per KG	Revenue
Three months ended		(in US$)
June 30, 2014	N/A	N/A	1,187	*
June 30, 2013	2,172,405	0.74	1,606,108
Variance	N/A	N/A	1,604,921
% Variance	N/A	N/A	99.9%

*During the three months ended June 30, 2014, $1,817 of sales was generated from the sale of oranges not sold under our brand name because they did not meet the size or other requirements of our brand.

Our sales volume increased by approximately 15.3% for the nine months ended June 30, 2014, while the average unit sales price decreased by approximately 3.7%, as shown below:

	Sales Volume	Sale Price	Total Sales
	(in KG)	Per KG	Revenue
Nine months ended		(in US$)
June 30, 2014	25,140,855	0.78	19,490,078
June 30, 2013	21,531,320	0.81	17,424,349
Variance	3,609,535	-0.03	2,065,729
% Variance	17%	-3.7%	11.9%

Cost of sale

Cost of sales decreased by $414,310, or 99%, from $419,187 for the three months ended June 30, 2013 to $4,877 for the three months ended June 30, 2014. The decrease is attributed to a small amount of sales during the period of oranges not sold under our brand name because they did not meet the size or other requirements of our brand.

Cost of sales increased by $675,853, or 8.9%, from $7,576,417 for the nine months ended June 30, 2013 to $8,252,270 for the nine months ended June 30, 2014. The increasing rate of cost of sales is lower than the increasing rate in our sales. The reasons are (1) an increase in the product output of 3.0 kg orange per tree due to better maintenance and cultivation in the past two years; (2) an extra tax levied on navel oranges sold overseas, which increased the cost of sale in fiscal year 2013. The cost of navel oranges cultivated from our orchard is lower than that outsourced; (3) a decrease in process fee (waxing and ripening fruit) since the Company postponed the pickup season during the fiscal year 2013.

Gross profit (deficit) and gross margin

Our gross deficit was $3,690 for the three months ended June 30, 2014 as compared to $1,186,921 for the three months ended June 30, 2013.

Our gross profit was $11,237,808 for the nine months ended June 30, 2014 as compared to $9,847,932 for the nine months ended June 30, 2013, representing a gross margin of 57.7% and 56.5%, respectively. The increase in our gross profit margin for the nine months ended June 30, 2014 was mainly attributable to the reasons discussed above. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; (2) lower amortization of the land use right due to low acquisition costs in current period.

Selling expenses

Selling expenses were $10,025 and $95,194 for the three months ended June 40, 2014 and 2013, respectively, a decrease of $85,169 or 89.5%; Selling expenses were $101,817 and $881,482 for the nine months ended June 30, 2014 and 2013, respectively, a decrease of $779,665, or 88.5%, mainly due to a reduction in shipping and handling, advertising and other expenses.

Selling expenses for the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2014	2013	$	%
Shipping and handling	-	73,256	(73,256)	-100%
Compensations and related benefits	4,069	7,096	(3,027)	-42.7%
Advertising and promotion	5,020	1,751	3,269	186.7%
Others	936	13,091	(12,155)	-92.9%
Total	10,025	95,194	(85,169)	-89.5%
Selling expenses as % of revenue	N/A	5.93%	N/A	N/A

Shipping and handling expenses decreased by $73,256 or 100%, since the Company did not bear the shipping on domestic sales during fiscal year 2014.

Other expense mainly includes customer entertainment, travel expenses, vehicle maintenance and miscellaneous office expenses.

Selling expenses for the nine months ended June 30, 2014 and 2013 consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2014	2013	$	%
Shipping and handling	25,112	765,757	(740,645)	-96.7%
Compensations and related benefits	26,143	25,661	482	1.9%
Advertising and promotion	12,160	28,325	(16,165)	-57.1%
Others	38,402	61,739	(23,337)	-37.8%
Total	101,817	881,482	(779,665)	-88.4%
Selling expenses as % of revenue	0.52%	5.06%	(4.54)	-89.7%

Shipping and handling expenses decreased by $740, 645 or 96.7%, since the Company did not bear the shipping on domestic sales during fiscal year 2014.

Advertising and promotion expense decreased by $16,165 or 57.1%, as a result of the down-sizing of our marketing campaign in the nine months ended June 30, 2014.

Other expense mainly includes customer entertainment, travel expenses, vehicle maintenance and miscellaneous office expenses.

 General and administrative expenses

General and administrative expenses amounted to $468,135 for the three months ended June 30, 2014, as compared to $128,392 for the same period in 2013, an increase of $339,743 or 264.6%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	73,694	52,588	21,106	40.1%
Depreciation	25,628	24,377	1,251	5.1%
Professional services	348,745	14,355	334,390	2329.4%
Office expenses	3,648	4,703	(1,055)	-22.4%
Other	16,420	32,369	(15,949)	-49.2%
Total	468,135	128,392	339,743	264.6%

G&A expense as of revenues	N/A	8.0%	N/A	N/A

Professional service fees increased by 334,390 due to more audit and legal fees incurred during the three months ended June 30, 2014.

General and administrative expenses amounted to $1,095,461 for the nine months ended June 30, 2014, as compared to $453,460 for the same period in 2013, an increase of $642,001 or 141.6%. General and administrative expenses consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	242,157	154,643	87,514	56.6%
Depreciation	73,393	112,674	(39,281)	-34.9%
Professional service	651,188	29,727	621,461	2090.6%
Office expenses	10,599	16,903	(6,304)	-37.3%
Tax	10,900	-	10,901	100%
Other	107,224	139,513	(32,289)	-23.1%
Total	1,095,461	453,460	642,001	141.6%

G&A expense as of revenues	5.62%	26.02%	-20.4%	78.4%

Compensation and related benefits increased by $87,514 or 56.6%, mainly because we elected independent directors and hired a chief financial officer during 2013.

Professional service fees increased by $621,461 due to more audit and legal fees incurred during the nine months ended June 30, 2014.

Income (loss) from operations

For the three and nine months ended June 30, 2014, loss from operations was $481,850 and income from operations was $10,040,530, as compared to income of $963,335 and income of $8,512,990 for the three and nine months ended June 30, 2013, a decrease of $1,445,185 and an increase of $1,527,540 or 150.2% and 17.9%, mainly due to the reasons we discussed above.

Other income (expenses)

For the three months ended June 30, 2014, other expenses amounted to $129,583 as compared to $51,223 for the same period in 2013. The increase is mainly attributed to: (i) a decrease of $19,127 in government subsidies income; and (ii) an amount of loan guarantee fee incurred in this period.

For the nine months ended June 30, 2014, other income amounted to $250,607 as compared to $100,156 for the same period in 2013. The increase is mainly attributed to: (i) government subsidies income increased to $491,016 from 275,391; (ii) interest expense increased by $11,820; and (iii) $48,906 of loan guarantee fee incurred in the period.

Income tax expense

For the three and nine months ended June 30, 2014 and 2013, income tax amounted to $0. We began enjoying an income tax exemption for year 2013 and 2012 for processing agricultural commodities. General Fruit has been approved for tax exemption since its formation.

Net income (loss)

As a result of the factors described above, our net loss for the three months ended June 30, 2014 was $611,453 and net income for the nine months ended June 30, 2014 was $10,291,137. For the three and nine months ended June 30, 2013, we had net income of $912,112 and $8,613,146, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $85,751 and foreign currency translation loss of $148,038 for the three and nine months ended June 30, 2014 as compared to foreign currency translation gain of $501,924 and $743,299 for the same period in 2013. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three and nine months ended June 30, 2014, comprehensive loss of $525,682 and comprehensive income of $10,143,099 were derived from the sum of our net loss of $611,453 and net income of $10,291,137 plus foreign currency translation gain of 85,751 and foreign currency translation loss of $148,038, respectively.

For the three and nine months ended June 30, 2013, comprehensive income of $1,414,036 and $9,356,445 were derived from the sum of our net income of $912,112 and $8,613,146 plus foreign currency translation gain of $501,924 and $743,299, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operation primarily through paid-in capital, sales of goods, loans from stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level of operations for at least the next twelve months.

As of June 30, 2014, our balance of cash and cash equivalents was $5,150,547. As of September 30, 2013, our balance of cash and cash equivalents was $2,408,520, an increase of $2,742,027 or 113.8%, mainly due to net cash provided by operating activities.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30,		Increase/decrease
	2014	2013	$	%
Net cash provided by (used in) operating activities	2,193,174	(432,638)	2,625,812	606.9%
Net cash used in investing activities	(43,038)	(94,704)	51,666	54.6%
Net cash provided by financing activities	577,762	1,609,612	(1,031,850)	-64.1%
Effect of foreign currency translation	14,129	24,267	(10,138)	-41.8%
Net increase in cash and cash equivalents	2,742,027	1,106,537	1,635,490	147.8%

In summary, our cash flows were:

Net cash provided by operating activities increased in the nine months ended June 30, 2014 by $2,625,812 to $2,193,174, from net cash used in operating activities of $432,638 for the nine months ended June 30, 2013. These changes were mainly brought about by an increase in net income of $1,677,991 offset by an increase in accounts receivable of $3,010,170, and an increase in customer deposits of $2,929,276offset by an increase in prepaid leases of $1,379,485.

Net cash used in investing activity increased by $51,666, from $94,704 to $43,038, in the nine months ended June 30, 2014 compared to the same period ended in 2013, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities decreased by $1,031,850 to $577,762 in the nine months ended June 30, 2014 compared to $1,609,612 provided by financing activities for the comparable period ended in 2013. This was due to increases in the net proceeds from related parties in 2014, the decrease in restricted cash in 2014 and the increase in repayment of bank loans in 2014.

Working capital increased by $5,940,676 to $8,321,454 as of June 30, 2014 from working capital of $2,380,778 as of September 30, 2013.  In order to stay cost competitive in the long-run, we leased 145,000 orange trees during the nine months ended June 30, 2014. Based on the lease rate of approximately $58.83(RMB360) per tree in 2014, the total cost was $8,482,500 (RMB52,200,000).

As we are listed by our lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. On November 30 and December 21, 2012, as a replacement of an existing short-term bank loan that matured in November 16, 2012, the Company obtained a new bank loan of approximately $5,555,940 (RMB34,000,000) from Agricultural Development Bank of China, which was paid off during October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600 (RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest was calculated using an annual fixed interest rate of 6.00% and paid monthly. The loan was secured by the Company’s real property and equipment, and guaranteed by the CEO.  The loan was also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, the CEO and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into cross-guarantee agreements with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of loan expiration, should the Company failed to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and the CEO will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  The purpose of such bank loans are for the working capital.

As of June 30, 2014 and September 30, 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,295,639 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

GENERAL AGRICULTURE CORPORATION

Date: August 8, 2014	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

