Form 10-K
period 2014-09-30
General Agriculture Corp
filed 2014-12-11
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014.

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
Yes ☐ No ☒

As of March 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,754,849 shares of common stock held by non-affiliate shareholders) was $19,149,729.9.

On December 1, 2014, we had 15,918,940 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report may constitute forward-looking statements within the meaning of applicable securities laws. All statements that are not historical facts are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our business plans and objectives, production capacity and operations; future production, operating and overhead costs; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1.A - “Risk Factors” and the following: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

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

Our current corporate structure is as follows:

Our Current Business and Products

We are one of the leading producers of “Gannan” navel oranges in China, with operations that include the planting, growing, harvesting, post-harvest processing and temperature controlled preservation and storage of our navel oranges. Through our vertically integrated model, we exercise strict and direct control over the quality of our oranges, which we believe gives us a distinct competitive advantage.

We operate through a flexible procurement model by entering into contractual agreements with local farmers for the planting and harvesting work in our orchards on one hand, while also relying on third party farmers and cooperatives that do not use our land by purchasing some of their production on the other hand. We believe that this model provides us a stable and safe source of supply. Once the navel oranges are harvested or purchased, we commercially process and preserve them according to the standards of organic navel oranges, store and subsequently sell them throughout many regions in the PRC.

Led by a management team with extensive experience in the industry, we have put in place several investment programs that have allowed us to achieve our current strong position in the domestic market, with our scale and scope evidenced by the following:

•	During fiscal year 2014, we sold over 25,141 metric tons of navel oranges, which generated sales revenue of $19.5 million and 57.9% net margin.
•	We established significant orchards with approximately 24,644 mu of land (4,059 acres, a “mu” is a Chinese acre equal to approximately 0.16 acres) in Ganzhou, Jiangxi Province, with the number of planted trees growing by over 69.5% from 536,586 orange trees at the end of fiscal year 2012 to 909,364 orange trees at the end of the fiscal year 2014.
•	We constructed one of the largest navel orange temperature-controlled facilities in the country which is 19,176 square meters (approximately 4.74 acres) with a 7,000 metric ton storage capacity.
•	Numerous honors and certifications awarded to our company and our “General Red” brand name for the quality of our oranges, including the “High Quality Navel Orange” awarded by China (Ganzhou) Navel Orange Festival committee, and “China Famous Fruit” awarded by China Fruit Distribution Association.

Our goal is to become the largest integrated grower, packager and distributor of navel oranges in China. We plan to pursue continued growth and margin expansion through a strategy focused on the increase of our orchard and navel orange trees.

Industry and Market Overview

The navel orange cultivation and harvesting process can be divided into three categories: production, post-harvest processing and preservation.

Navel Orange Production

The navel orange industry has been growing rapidly in China due to governmental support and an increase in demand for navel oranges, with the domestic production growing from 270,000 metric tons in 2000 to 3,140,000 metric tons in 2013, with the compound annual growth rate of 21%. The Ministry of Agriculture and the Municipal Government of Ganzhou, Jiangxi Province, have provided incentives to encourage the production of navel oranges, including tax reduction, subsidies, free education, seedling promotion, and production standardization. As a result, the domestic production is forecasted to further grow at 15% annual rate within the next three years, according to Beijing Huqing Zongheng Information and Statistics Center.

Source: Beijing Huajing Zongheng Information and Statistics Center

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

In addition, navel orange production requires stringent climate conditions; therefore, there are limited areas in the world where navel oranges can be produced. As a result, production is primarily concentrated in warmer climates, such as California, Spain, South Africa, Australia, and “Gannan — Southern Hunan — Northern Guangxi” in China. The Chinese government has identified the Gannan area as “the hometown of the navel orange in China”, and has been supportive of local producers. The Ministry of Agriculture named Gannan navel oranges as one of the nine competitive agricultural products in the country, and listed Gannan as one of the key developing areas.

As one of the leading enterprises in Gannan, we play a decisive role in the navel orange industry. Furthermore, even though “Gannan Navel Orange” is the common brand shared by all producers in Gannan area, we believe that “General Red” brand stands out among all of the other Gannan brands because of the measures we take to ensure the highest quality standards and our consistent branding strategy.

Post-harvest Processing

We believe the post-harvest processing of harvested fruits also has broad prospects in China. Post-harvest processing includes selecting, grading, cleaning, pre-cooling, waxing and packaging. Proper processing can minimize post-harvest loss, maintain the high nutritional content and freshness, slow down the metabolic process of fruit in its natural state, enhance the appearance of the fruit and extend the life of the fruit. Currently, 10% of fresh fruits are processed in the post-harvesting period in China, lower than the average level of 35% worldwide.

Preservation and Storage

The storage and preservation technology in China lags behind that of developed countries in the citrus exports sector due to grossly inadequate storage and preservation facilities. According to data published in the “Agricultural Product Cold-Chain Logistics Development Plan” formulated by China National Development and Reform Commission, the rate of cold chain distribution of fruits and vegetables is only 5%, and the rate of refrigerated transportation hardly reaches 15%, which is much lower than in developed countries. Cold chain distribution is a temperature controlled distribution supply chain, resulting in an uninterrupted series of storage and distribution activities by maintaining a given temperature. It is used to help extend and ensure the shelf life of products, including agricultural products. According to China National Development and Reform.

Commission, the loss rate in distribution of oranges in China is 20 – 30%, compared with less than 5% in developed countries. The National Development and Reform Commission of China developed a “cold chain logistics development plan” in 2010, to improve the cold chain distribution rate to 20% and refrigerated transportation rate to 30%, and reduce loss rate in distribution to 15%.

Operations

Our vertically-integrated operations cover every step of the navel orange cultivation, harvest, post-harvest processing, storage and preservation.

We believe that the scale of our operations represents a key success factor and we have made continuous efforts to increase the size of our orchards and land planting area, as presented by the table below. In addition, we have been able to grow the number of planted navel orange trees in our orchards by over 69.5% between 2012 and 2014, from 536,586 trees to 909,364 trees.

Land Planting Area(1) in mu (acres)	Sept-2012	Sept-2013	Sept-2014
Own Orchards	9,601 mu (1,581 acres)	10,028 mu (1,652 acres)	10,028 mu (1,652 acres)
Leased Orchards	7,327 mu (1,207 acres)	10,085 mu (1,661 acres)	14,616 mu (2,185 acres)
Total	16,928 mu (2,788 acres)	20,113 mu (3,313 acres)	24,644 mu (3,837 acres)

(1) There is no private ownership of land in China. Land is usually owned by the state and the government grants land use rights for specified terms. We have obtained several Land Use Right Certificates. In addition, we have entered into certain lease agreements with various parties and pay rent for the use of their land.

Moreover, we have put in place a production and procurement model that we believe provides us a constant and stable source of supply on one hand, while providing us with flexible cost control mechanisms on the other. This procurement model is illustrated below:

In certain company-owned orchards, we have direct employees working in the orchards, and there is no involvement of unrelated third parties in production. In other orchards that we own, we hire local farmers to take care of orchards at a fixed fee per tree, which has been in the range of approximately $8.0 to $9.0 per tree per year since 2011. We provide local farmers with raw materials, such as seedlings and fertilizer, as well as production tools, electricity and irrigation facilities necessary for planting and harvesting the oranges. Our in-house fruit forest management and protection team provides technical support and guidance to the farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of organic pesticides for weed and pest control, and protection against frost and rain. We instruct farmers on how to implement these quality control measures.

For the leased orchards, we adopt a different model. Prior to the growing season, the farmers enter into short-term sales contracts with us, which provide that we will purchase a specified quantity of oranges from the farmers, based on weight, at a specified purchase price. We divide the production yield with farmers, so that 60% of all product is for us, and 40% is for the farmers. These contracts further provide that we are only obligated to purchase those oranges that meet our quality specifications. We believe that this is an attractive model for farmers, as it allows them to bypass the logistics and added costs of going through wholesale or retail markets to sell their oranges. This model is also beneficial to us because we have an ongoing supply of oranges, which we know are grown according to our specifications enabling us to consistently maintain our high level of quality. In addition to production in our owned and leased orchards, we buy navel oranges from outside parties. However, the production volume from our owned and leased orchards has increased from 35% of total sales in fiscal year 2009, to 72% in fiscal year 2012 and to 78% in fiscal year 2013 and to 84% in fiscal year 2014.

Once the navel oranges are harvested or purchased, we commercially process, preserve, store them in our temperature controlled facility and subsequently sell them throughout the PRC.

Our post-harvest processing equipment, which includes our selection and packaging lines, was purchased from MAF RODA Group of Spain (“MAF RODA”). As part of the purchasing contract, MAF RODA provides us with technical training on how to operate the equipment, which includes educating our employees about the automatic control technology used in the equipment. In addition, we have two modern sorting lines at our Ganzhou facility, with a sorting capacity of 40 tons/hour. These two sorting lines clean, disinfect and apply wax coating to the oranges, and then select, classify, and send the navel oranges to pre-storage.

Currently, most of the navel orange storage facilities in the Southern Jiangxi region are cold storage, with only a few being temperature-controlled facilities. As a result, the fact that we have constructed one of the largest navel orange temperature-controlled preservation facilities in the region which is 19,176.31 square meters (approximately 4.74 acres) with a maximum storage capacity of 7,000 metric tons, gives us a distinct advantage regarding the quality of our products.

The temperature-controlled storage and preservation technology used in our facility comes from Beijing Furui Ventilation Protection Company (“Beijing Furui”), which was previously a subsidiary of China Agricultural University and Chinese Academy, of Agricultural Sciences. Beijing Furui was the construction contractor in the design and construction of our temperature-controlled preservation facility, and provided the main equipment used in the facility. In addition, our preservation facility is an air-controlled facility in which we control not only the temperature but also the composition of the air. A nitrogen rich air environment slows down the oxidation process and prolongs the life of the fruits.

Our Competitive Strengths

Our current strong market position and potential future growth can be attributed to the following key factors and competitive strengths:

•	Our vertically integrated operations, which allow us to exercise a better control of the quality of our products and generate higher margins;
•	The strategic location of our planting areas, which affords us numerous advantages, including desirable climate conditions and soil for cultivating organic oranges, as well as proximity to China’s extensive transportation network;

•	Our product quality and brand name, for which we have received more than 20 honors related to our navel oranges and our preservation facility;
•	Our controlled atmosphere storage and preservation technology, which allows us to maintain a storage period of up to 6 – 8 months, improve orange appearance and color, and retain a fresh flavor, and which we believe enables us to sell navel oranges at a higher price during the off-season when other producers may not have sufficient supply; and
•	Our management and expert team, which has developed extensive expertise through formal education on farming techniques, in-house training and several years of experience in the navel orange industry.

Competitors

Even though we are one of the largest integrated navel orange companies with both growing areas and post-harvest processing and preservation facilities in China, the whole industry is still very fragmented and we believe the industry will consolidate and present good opportunities for growth through acquisitions. Our competitors are pure navel orange growers, pure post-harvest processors, or both. The largest competitor in navel orange growing is Jiangxi Wangpin Agricultural Science and Technology Development Co. Ltd. with 5,600 mu (992 acres) of navel orange groves. The largest competitors in post-harvest processing and preservation are Anyuan Shengda Fruit Industrial Co. Ltd with 20,000 metric ton of preservation capacity, and Xinfeng Yuhe Agricultural Development Co. Ltd. with 30,000 metric tons of preservation capacity.

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)				Storage
			Area of Organic	Sorting Line	Facility	Leading
	Total Area		Planting Base for	Capacity	Capacity	Enterprise
Company Name	(mu)	(acres)	Navel Orange	(ton/hour)	(tons)	Qualification[1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	823	None	50	20000	Provincial Level
Jiangxi Yangshi Fruit Co., Ltd.	None	None	None	120	20,000	Provincial Level
Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	5,600	922	None	30	None	Provincial Level
Jiangxi Shengwei Fruit Industry Co., Ltd.	None	None	None	20	8000	None
Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	494	None	None	None	None
Xinfeng County Yuhe Agricultural Development Co., Ltd.	None	None	None	65	30,000	Provincial Level
Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	494	None	40	5,000	Provincial Level
Huichang County Lvfeng Fruit Industry Co., Ltd.	None	None	None	20	9,000	Provincial Level

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

The scale and the scope of our operations represent our main competitive advantages. As one of the largest growers of navel oranges in Gannan and a fully integrated company, we are able to exercise better control over the source and quality of our navel oranges.

Growth Strategy

As one of the leading vertically integrated producers of navel oranges in Gannan, we believe that we are in a unique position to take full advantage of the vast opportunities in our domestic market. We plan to leverage our strengths in order to achieve continued growth and increased margin by:

Increasing Navel Orange Orchards in Gannan:  within the next two years, we will continue to build, acquire and lease navel orange orchards in the Gannan region, because of the geographic advantages of Gannan presented earlier. Our strategy will focus primarily on increasing the size of our orchards by entering into lease agreements with other land owners. During the year ending September 30, 2014 and 2013, we leased 207,502 and 165,278 additional orange trees in Gannan, respectively. We aim to increase the amount of land we lease with established and producing navel orange orchards to increase the number of our producing trees by 150,000 trees within the next 2 years. We plan to spend approximately $8.3 million (about RMB 50 million) to implement this strategy, financed through cash flow of existing operations or outside financing.

Promoting “General Red” Brand Name:  as part of our continuous efforts in the next few years, we plan to promote and enhance the “General Red” brand by placing General Red trademark signs and advertisements in member stores and in the target markets, employing consistent product management system and high standards for product quality, conducting customer feedback surveys, and bringing added convenience to end-customers.

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

The ratio of outside supplies of navel oranges has declined from approximately 55% in fiscal year 2011, 28% in fiscal year 2012 to 23% in fiscal year 2013, to 16% in fiscal year 2014, due to the increase in navel orange trees that we own and lease.

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

Set forth below is a list of our top five customers during the year ended September 30, 2014:

Customer	Percentage of total sales
Sichun Huaxinghongcheng Investment Co., Ltd	13%
Beijing Laoliao Fruit Trade Co., Ltd.	9%
Fen Xin	9%
Shenzhen Jialun Xingnong Fruit Trade Co., Ltd.	9%
Lili Tao	9%

Our sales contract usually provides that our distributors will buy from us a minimum amount of navel oranges during a predefined period of the year at market price. Each distributor is assigned to a geographic region for the sale of our branded navel oranges to end consumers. Within its assigned region, a distributor must execute our company’s sales strategy, and protect our company’s brand name. We split the long-distance transportation cost with distributors equally. Since October 2013, the distributors bear all transportation cost. Distributors deposit a small amount with us as a security deposit, and settle the payment to us on a monthly basis.

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

We own and utilize the domain of www.gelt-cn.com and the trademarks listed below. We continuously look to increase the number of our trademarks where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

Trademarks

Through General Fruit and General Preservation, we are licensed to use the following trademarks registered with the Trademark Office, State Administration for Industry and Commerce in the PRC:

We plan to file for an extension with the appropriate trademark offices before expiration of the trademarks listed above.

Employees

Currently, we have 110 employees and temporary staff. Set forth below is a breakdown of our employees by category:

Category	Number of employees
Administrative and finance	28
Sales and marketing	3
Technician	7
Workers*	72

*	The number of workers we hired for seasonal work was 44.

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

Risks Related to Our Business

If our products are unable to compete effectively with current and future products targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

We have established orchards on approximately 23,299 mu of land (3,837 acres). We also established one of the largest temperature facilities in the PRC with a 7,000 metric ton storage capacity in which we preserve and package our navel oranges. During fiscal year 2013, we sold over 21,531 metric tons of navel oranges. Even though we are one of the largest integrated navel orange companies with both growing areas and post-harvest processing, our competitors are pure navel orange growers, pure post-harvest processors, or both. The largest competitor in navel orange growing is Jiangxi Wangpin Agricultural Science and Technology Development Co. Ltd. with 6,880 mu (1,133 acres) of navel orange groves. The largest competitors in post-harvest processing and preservation are Anyuan Shengda Fruit Industrial Co. Ltd with 20,000 metric ton of preservation capacity, and Xinfeng Yuhe Agricultural Development Co. Ltd. with 7,000 metric tons of preservation capacity.

Our ability to provide products at a competitive price is critical to our continued operations. Some of our competitors have greater financial resources, more established market positions and better opportunities for contracts and have lower costs of capital, labor and material than us. If our competition is such that we cannot compete and generate a sufficient return on our investment and operations, we may be forced to curtail our operations, resulting in a loss to investors.

We have agreements with a limited number of farmers to grow and supply us with oranges. Any disruption in supply breach of our agreements or failure to deliver products could adversely impact our distribution capabilities or increase our costs, which could harm our reputation or materially and adversely affect our business, results of operations and financial condition.

We purchase certain of our products from farmers with whom we have seasonal contracts. The failure of our farmers to supply oranges that satisfy our quality, quantity and cost requirements, the decision by farmers not to re-enter into contracts with us or a breach of the contracts, could have an adverse effect on our ability to maintain our distribution network. If we fail to maintain our relationships with these farmers or fail to develop new relationships with other farmers, our business, results of operations and financial condition would be materially adversely impacted.

We derive all of our sales from the PRC.

All of our sales are generated from the PRC. Although we have explored the exportation of oranges outside of the PRC, at this time we anticipate that sales of our oranges in the PRC will continue to represent all of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Our earnings and, therefore our profitability, may be affected by price volatility.

Our earnings may be affected by the price of our oranges. There are many factors influencing the price including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

If our land use rights are revoked, we would have no operational capabilities or ability to conduct our business.

Under PRC law, land is owned by state or rural collective economic organizations. The state issues tenants the rights to use property. Rights to use property can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent. Because production of oranges is dependent on having land to grow oranges on, we rely on these land use rights as the cornerstone of our operations, and the loss of such rights by us or the farmers from whom we purchase oranges would have a detrimental effect on our business.

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

We may require additional capital to fund the expansion of our business, and our inability to obtain such capital could harm our business.

To support our expanding business, we must have sufficient capital to continue to make significant investments in our existing products and advertising. We cannot assure you that cash generated by our operations will be sufficient to allow us to fund such expansion. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;
•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	the difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and distributors as a result of any integration of new management personnel;
•	the potential inability or failure to achieve additional sales and enhance our distributor base through cross-marketing of the products to new and existing distributors;
•	the effect of any government regulations which relate to the business acquired; and
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our success will depend in part upon management’s ability to manage growth. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Risks Related to Our Industry

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.

Orange tree disease, insect infestation, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and other adverse environmental conditions and natural disasters, may adversely affect our supply of our product, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. Because a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. An occurrence of such an event might result in material disruptions to our operations, to the operations of our distributors or suppliers, resulting in a decline in the agriculture industry and our financial and operating performance. There can be no assurance that our facilities or products will not be affected by any such occurrence in the future, which occurrence may lead to adverse conditions to our operations and financial results. The centralization of our fruit trees in the Jiangxi Province exacerbates this concern.

For example, in early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS. During May and June of 2003, many businesses in the PRC were closed by the PRC government to prevent transmission of SARS. Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and China. In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, SARS or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our distributors’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations. Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in the region. Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, could adversely affect our financial and operating performance.

Concerns over food safety and public health may affect our operations by increasing our costs and negatively impacting demand for our products.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in the PRC over melamine-contaminated milk in 2008 adversely impacted PRC food exports of milk and dairy products, with several countries banning the import of all PRC milk and milk products even though the contamination was localized to certain companies. Our success depends on our ability to maintain the quality of our products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish our image and may cause consumers to choose other products. However, most of our sales are generated from the PRC and not from exports. Although we have explored the exportation of oranges outside of the PRC, at this time we anticipate that sales of our oranges in the PRC will continue to represent a substantial proportion of our total sales in the near future.

Risks Related to Our Company

Adverse Chinese and international economic and market conditions may adversely affect our product sales and business.

Current U.S. and international economic and market conditions are uncertain. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the challenges faced in the credit markets and financial services industry. If domestic and global economic and market conditions remain uncertain or persist or deteriorate further, we may experience material impacts on our business, financial condition and results of operations. Adverse economic conditions impacting our distributors, including, among others, increased taxation, higher unemployment, lower distributor confidence in the economy, higher distributor debt levels, lower availability of distributor credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of oranges and orange products to decline, resulting in a decrease in purchase of our products, which could adversely affect our financial condition and results of operation. Adverse economic market conditions could also negatively impact our business by negatively affecting the parties with whom we do business, including among others, distributors and our suppliers.

We do not currently hedge our risk exposure to market fluctuations in the price and demand of oranges.

We sell our oranges at market prices. Our only product is oranges, and the market price of oranges directly affects the profitability of our operations. Additionally, demand for our products depends primarily on consumer-related factors such as demographics, local preferences and food consumption trends, macroeconomic factors such as the condition of the economy and the level of consumer confidence, as well as seasonal factors such as weather and festivities, and the market price of oranges. We do not currently hedge our risk exposure to market fluctuations in the price of our oranges. However, due to our superior preservation capabilities, we are able to extend our fruits’ life cycle to June of the year following harvesting, which enables us to sell navel oranges at a higher price during the off-season when other producers may not have sufficient supply. If the market price for oranges declines, our revenue will decrease and our failure or inability to follow or adapt to changes in market demand or market price in a timely manner, if at all, may have a material adverse effect on our results of operations and financial condition.

Prices of agricultural products are subject to supply and demand, which is not predictable which could have a material adverse effect on our results of operations and financial conditions.

Because our agricultural products are commodities, we are not able to predict with certainty what price we will receive for our products. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed to achieve the maximum profitability. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may drive the prices higher. Shortages often result from adverse growing conditions which can reduce the availability of the agricultural products affected. Since multiple variables can affect supply and demand, we cannot accurately predict or control from year to year what prices, either favorable or unfavorable, it will receive from the market.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. Our preservation capabilities allow us to preserve our oranges for approximately six months which enables us to sell at a higher price during the off season when other producers may not have sufficient supply. However, even if market prices are unfavorable at the end of the life of our oranges, as extended by our preservation capabilities, our oranges must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of product contamination and product liability claims which may cause us to incur litigation expenses and to devote significant management time to defending such claims and, if determined adversely to us, could require us to pay significant damage awards.

The sales of our products may involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential distributors and our brand image. We do not maintain product liability insurance.

Unlike the United States and many other countries, product liability claims and lawsuits in the PRC are rare. We cannot guaranty that product liability exposures and litigation will not become more commonplace in the PRC. In addition to the genetic traits and the quality of our products, the performance marketability of our oranges depends on climate, geographical areas, cultivation method, farmers’ degree of knowledge and other factors. At the same time, the viability of some farmland in the PRC has deteriorated due to toxic and hazardous materials from farmers’ overuse of herbicides. These factors are beyond our control and can result in sub-optimal production yields. However, farmers generally attribute sub-optimal production yields to poor seed quality. We may be required from time to time to recall products. Product recalls could adversely affect our profitability and our brand image.

While we have not experienced any credible product liability litigation to date, there is no guarantee that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

One or more of our distributors could engage in activities that are harmful to our brand and to our business.

Our products are sold primarily through distributors, and those distributors are responsible for ensuring that our oranges are kept at the right temperature to be fresh and meet shelf life terms. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Furthermore, if any of our distributors sell inferior products under our brand name or do not store our oranges at the right temperature, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult.

We may fail to maintain the permits we currently hold. This could subject us to fines and other penalties, which could materially adversely affect our results of operations.

We are required to hold numerous permits and licenses to conduct business in the PRC. The approvals, permits or licenses required by governmental agencies may change without substantial advance notice, and we could fail to obtain or maintain the approvals, permits or licenses required to expand our business. If we do not possess a permit or license required, we fail to obtain or to maintain such permits or licenses, or if renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we could offer. As a result, our business, results of operations and financial condition could be materially and adversely affected.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injury.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. We carry limited business interruption insurance and third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

Risks Related to Doing Business in the PRC

We are subject to risks relating to the nature of China’s agriculture and food industry.

The agricultural and food industry in the PRC has issues that the agricultural industry does not have within the United States. In the PRC, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees. The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted. Violation of those standards could result in a temporary or permanent restriction by the PRC of our operations. We cannot assure you that we will be able to adequately address any of these or other limitations.

If the PRC government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure.

As producers active in the agriculture industry, our subsidiaries are presently exempt from income tax and enjoy various incentive grants and subsidies given by the PRC government. If the PRC government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure. We have experienced, and may continue to experience, quick changes of policies by the PRC government. If we do not effectively and efficiently manage and respond to such changes of policy changes, we could suffer adversely from the consequences of any such policy changes.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert PRC Renminbi, or RMB, into foreign currencies and, if the RMB were to decline in value, reduce our revenue in U.S. Dollar terms.

The exchange rate of the RMB is currently managed by the PRC government. On July 21, 2005, the People’s Bank of China, or the People’s Bank, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand with reference to a basket of currencies. According to public reports, the governor of the People’s Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of 8.28 RMB per U.S. Dollar to 8.11 RMB per U.S. Dollar. Since July 2005, the People’s Bank has made several changes to the regulation of the exchange rate of the RMB. The People’s Bank announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would be allowed to float within a band of 2% around the central parity. In May 2007, the People’s Bank announced that the daily trading price of the U.S. Dollar against the RMB would be allowed to float within a band of 0.5% around the central parity. In June 2010, the People’s Bank announced its intention to allow the RMB to move more freely against the basket of currencies which would increase the possibility of sharp fluctuations in the value of the RMB and the unpredictability associated with the RMB exchange rate. Despite this change in its exchange rate regime, the PRC government continues to manage the valuation of the RMB. The People’s Bank has announced two changes to the exchange rate regime: once in April 2012 when the band was extended to 1% around the central parity and again in March 2014 when the band was extended to 2% around the central parity.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. Dollar and the RMB. Appreciation or depreciation in the value of the RMB relative to the U.S. Dollar would affect our financial results reported in U.S. Dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. Dollars, as well as earnings from, and the value of, any U.S. Dollar-denominated investments we make in the future.

The income statements of our operations are translated into U.S. Dollars at the average exchange rates in each applicable period. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. Dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

The PRC economic cycle may negatively impact our operating results.

We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. We believe that the PRC economy has more recently experienced a decrease in its growth rate. We believe that a number of factors have contributed to this deceleration, including appreciation of the RMB, which has adversely affected China’s exports. In addition, we believe the deceleration has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general or the PRC economy in particular. Slowing economic growth in the PRC could result in weakening growth and demand for our products which could reduce our revenues and income. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. The government’s attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds, if any, and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, we believe PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, sometimes we may not be aware of our violation of these policies and rules until sometime after violation.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the PRC legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the PRC economy has grown significantly in the past 20 years, we believe the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. We believe some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC is still owned by the PRC government. The PRC government also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Contract drafting, interpretation and enforcement in the PRC involve significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and to not be as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in the PRC are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in the PRC is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), the State Administration of Foreign Exchange (“SAFE”), the State-Owned Assets Supervision and Administration Commission (“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules “), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction because we were and are not considered a special purpose vehicle formed or controlled by PRC companies or PRC individuals.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in the PRC, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The New M&A Rules also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the New M&A Rules in completing this type of transaction could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law. The grant of stock options under any incentive plan that we adopt in the future would require registration with SAFE.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78”. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the grant of stock options. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with, and obtain the approval of, SAFE prior to their participation in any such plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participate in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. As of the date of this filing, we have not adopted any incentive plans, but may do so in the future. Any such plan may grant equity compensation, including, but not limited to, stock options, to our PRC employees and/or directors. The grant of any equity compensation under such a plan to a PRC citizen, however, may under Circular 78 require the PRC citizen to register with and obtain approval of SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that such a plan, or any equity compensation grant under such a plan, is subject to Circular 78, failure to comply with such provisions of Circular 78 may subject us and any recipients thereof to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees and/or directors. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and/or prevented.

On February 15, 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rules and other relevant rules and regulations, PRC residents who participate in stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We and our PRC employees who have been granted stock options may be subject to these regulations in the future. Failure of our PRC stock option holders to complete their SAFE registrations may subject these PRC residents to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us, or otherwise materially adversely affect our business.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of an offering of our stock, to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in the PRC through our PRC subsidiaries. We may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries.

Any loans by us to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our wholly owned PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. If we decide to finance our wholly owned PRC subsidiaries by means of capital contributions, these capital contributions must be approved by the Ministry of Commerce or its local counterpart.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from the foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from the foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary or other penalties. Furthermore, SAFE promulgated a circular on November 19, 2010, known as Circular No. 59, which tightens the examination of the authenticity of settlement of net proceeds from offerings of stock.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, including SAFE Circular 142, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we received from an offering of our stock and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our shareholders.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental grants of the land use rights. The grant process is typically based on government policies at the time of the grant, which could be lengthy and complex. This process may adversely affect our business. The government of the PRC also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise as a result of changing governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Our use of the allocated land may be subject to challenges in the future.

All land use rights that we own are land use rights relating to allocated land. The local governmental authorities have granted such land use rights to us for free use or at a discounted levy rate given our contribution to the development of the local economy. However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “Catalogue”), the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities. We, as a privately owned agricultural producer, may not be qualified to be granted such land use rights for allocated land according to the Catalogue. Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right.

Because PRC law governs almost all of our material agreements, we may not be able to enforce our legal rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

PRC law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. Our inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business, business opportunities or capital. It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

All of our assets are located in the PRC and all of our directors and officers other than our chief financial officer reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

Because our cash and cash equivalents are held in banks which do not provide capital guarantee insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of bank failure, we may not have access to, or may lose entirely, our funds on deposit. Depending upon the amount of cash we maintain in a bank that fails, our inability to have access to such cash deposits could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Dividends we receive from General Preservation, General Fruit and/or Hanxin Agriculture may be subject to PRC withholding tax.

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

Under PRC laws, General Preservation and General Fruit are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If the PRC Subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

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

Your ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in the PRC and because all of our directors and the majority of our officers reside outside of the United States.

We are a Delaware holding company and all of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts’ judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Risks Related to Ownership of Our Common Stock

You may find it difficult to sell our shares because there is no significant public market for our common stock and there is no assurance a public market will develop.

There has been a limited public market for our common stock on the OTCBB. An active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. An inactive market may also impair our ability to raise capital by selling our common stock.

In addition, if we fail to meet the criteria set forth in the SEC regulations, by law, various requirements would be imposed on broker-dealers who sell our securities to persons other than established distributors and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Our directors and officers control a majority of our common stock and their interests may not align with the interests of our other shareholders.

Our executive officers and directors control our company and beneficially own a majority of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling shareholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of our directors and officers, we could be prevented from entering into transactions that could be beneficial to us and they may cause us to take actions that are opposed by other shareholders as their interests may differ from those of other shareholders.

We are an emerging growth company and cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, our stock price may be lower than it otherwise would be, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (ii) the last day of our fiscal year ending after the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing shareholders.

The Company is currently authorized to issue up to 200,000,000 shares of common stock of one class, of which 15,918,940 shares were issued and outstanding as of December 1, 2014. The Company’s board of directors may decide from time to time to issue additional shares, or securities convertible into, exchangeable for or representing rights to acquire our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to our current shareholders that may adversely impact its current shareholders.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of the Company’s and its prospects;
•	investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives;
•	investors’ perceptions of the prospects of the commodities markets;
•	differences between actual financial and operating results and those expected by investors and analysts;
•	our inability to commence production, obtain permits or otherwise fail to reach Company objectives;
•	actual or anticipated fluctuations in quarterly financial and operating results;
•	volatility in the equity securities market; and
•	sales, or anticipated sales, of large blocks of the Company’s common stock .

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law, our organizational documents and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board of Directors deems relevant. Accordingly, realization of a gain on your investment in our stock will depend on the appreciation of the price of our common stock, which may never occur.

You may have difficulty re-selling their common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

It may be more difficult for holders to sell our common stock. A “penny stock” is generally defined by regulations of the SEC as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

i.	the equity security is listed on a national securities exchange;
ii.	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or
iii.	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

Although we believe our common stock is not a penny stock based upon the exception (ii) above, we cannot provide any assurance that in the future our common stock will not be classified as penny stock.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established distributors and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than they would if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to a forward-looking statement does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The issuance of any of our equity securities pursuant any equity compensation plan we may adopt may dilute the value of existing shareholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying common stock and the sale of shares issued pursuant to grants may have an adverse effect upon the price of our common stock.

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTCBB where the shares have historically been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The capital markets in general, and the shares of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, shareholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

If we become directly subject to the recent scrutiny involving PRC companies, we may have to expend significant resources to investigate and defend the matter, which could harm our business operations, stock price and reputation.

Recently, many U.S. public companies that have substantially all of their operations in the PRC have been the subject of intense scrutiny by investors, financial commentators and regulatory agencies. Much of the scrutiny has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial reporting and, in many cases, allegations of fraud. As a result of the scrutiny, the publicly traded stock of many U.S. listed China-based companies that have been the subject of such scrutiny has sharply decreased in value. Many of these companies are now subject to shareholder lawsuits and/or Securities and Exchange Commission (the “SEC”) enforcement actions and are conducting internal and/or external investigations into the allegations. If we become the subject of any such scrutiny, whether any allegations are true or not, we may have to expend significant resources to investigate such allegations and/or defend our company. Such investigations or allegations will be costly and time-consuming and distract our management from our business plan and could result in our reputation being harmed and our stock price could decline as a result of such allegations, regardless of the truthfulness of the allegations.

Risks Relating to U.S. Taxes

We might incur income tax liabilities even if we receive no distributions

We are a holding company that holds, directly or indirectly, 100% of the stock of non-U.S. corporations. Such non-U.S. corporations will be considered to be controlled foreign corporations (“CFCs”). A portion of the CFCs’ income, whether or not distributed, could be treated as imputed income to us. Because we do not anticipate receiving distributions from the CFCs, we will have to rely on other sources of cash to satisfy potential income tax liabilities that could arise from any imputed income.

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

No.		Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2049)	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
2		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2050)	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
3		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2051)	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
4		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2052)	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
5		General Preservation	State-owned Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051)	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
6		General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020
		General Fruit	Lease from various people (7)	2,258.4	Orchards	Ningdu county	December 31, 2022
		General Fruit	Lease from 1 person	500	Orchards	Yudu county	December 31, 2022
7		General Fruit	Lease from various people (20)	4,983 mu	Orchards	Xingguo county	December 31, 2020
8		General Fruit	Lease from one Company	4,531 mu	Orchards	Xingguo county	December 31, 2023
9		General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064
1	0	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,608 mu	Orchards	Xingguo county	Various, from 2031 to 2034

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

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2014 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended September 30, 2014

	High	Low
Quarter ended September 30	$5.10	5.10
Quarter ended June 30	5.10	5.10
Quarter ended March 31	5.10	5.10
Quarter ended December 31	5.10	5.10

Year Ended September 30, 2013

	High	Low
Quarter ended September 30	$5.44	4.96
Quarter ended June 30	5.44	1.20
Quarter ended March 31	1.20	1.20
Quarter ended December 31	1.20	1.20

Holders of Common Stock

As of December 1, 2014, there were approximately 630 record holders of Common Stock. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2014, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2014, the Company made no sales of unregistered shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto, for the fiscal years ended September 30, 2014 and 2013 included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Caution Regarding Forward-Looking Statements” and “Item 1A - Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements for the years ended September 30, 2014 and 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Seasonal nature of operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from November through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

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

Cash flows from the Company’s operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2014	2013
Year end RMB:USD exchange rate	0.1624	0.1630
Average Yearly RMB:USD exchange rate	0.1627	0.1605
Year end HKD:USD exchange rate	0.1288	0.1290
Average Yearly HKD:USD exchange rate	0.1290	0.1289

Results of Operations for the year Ended September 30, 2014 Compared to the year Ended September 30, 2013

Revenues

For the year ended September 30, 2014, we had net revenues of $19,451,820, as compared to those of $17,490,837 for the year ended September 30, 2013, an increase of approximately $1,960,983 or 11.2%. The increase in net revenue is mainly because the quantity of navel oranges sold in the year ended September 30, 2014 increased approximately 3,609,535, or 17% compared to the quantity of navel oranges sold in the year ended September 30, 2013, though the unit price decreased 0.04 or 5% to $0.77 per KG during the year ended September 30, 2014 from $0.81 per KG during the year ended September 30, 2013.

	Sales	Sale Price
	Volume	Per KG	Total Sales
Years ended	(in KG)	(in US$)	Revenue
September 30, 2014	25,140,855	0.77	19,451,820
September 30, 2013	21,531,320	0.81	17,490,837
Variance	3,609,535	0.04	1,960,983
% Variance	17%	5%	11.2%

Cost of sale

Cost of sales increased by $629,683, or 8.3%, from $7,565,946 for the year ended September 30, 2013 to $8,195,629 for the year ended September 30, 2014. The increase is attributed to the increase in sales during the year ended September 30, 2014. The increasing rate of cost of sales is lower than the increasing rate in our sales. The reason is that the quantity of navel oranges cultivated during the year ended September 30, 2014 increased 25% compared to the quantity of navel oranges cultivated during the year ended September 30, 2013, so therefore the cost of navel oranges cultivated from our orchards is lower than our outsourced purchases.

Gross profit and gross margin

Our gross profit was $11,256,191 for the year ended September 30, 2014 as compared to $9,924,891 for the year ended September 30, 2013, representing a gross margin of 57.9% and 56.7%, respectively. The increase in our gross profit margin for the year ended September 30, 2014 was mainly attributable to the reasons discussed above. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; (2) lower amortization of land use rights due to the lower acquisition cost in the current year.

Selling expenses

Selling expenses were $151,142 and $886,595 for the years ended September 40, 2014 and 2013, respectively, a decrease of $735,453 or 83.0%, mainly due to a reduction in shipping and handling, since the Company does not bear the shipping costs on domestic sales during the year ended September 30, 2014.

Selling expenses for the years ended September 30, 2014 and 2013 consisted of the following:

	Years Ended September 30,		Increase/decrease
	2014	2013	$	%
Shipping and handling	25,062	803,970	(778,908)	-96.9%
Compensations and related benefits	31,167	32,505	(1,338)	-4.1%
Advertising and promotion	52,132	30,904	21,228	68.7%
Others	42,781	19,216	23,565	122.6%
Total	151,142	886,595	(735,453)	-83.0%
Selling expenses as % of revenue	0.78%	5.07%	(4.29)	-84.7%

 General and administrative expenses

General and administrative expenses amounted to $1,306,695 for the year ended September 30, 2014, as compared to $891,893 for the same period in 2013, an increase of $414,802 or 46.5%. General and administrative expenses consisted of the following:

	Years Ended September 30,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	346,290	222,926	123,364	55.3%
Depreciation	97,077	117,915	(20,838)	-17.7%
Professional service	695,912	331,204	364,708	110.1%
Office expenses	16,828	16,719	109	0.7%
Meal and entertainment	44,513	40,692	3,821	9.4%
Other	106,075	162,437	(56,362)	-34.7%
Total	1,306,695	891,893	414,802	46.5%

G&A expense as of revenues	6.72%	5.10%	1.62%	31.7%

Compensation and related benefits increased by $123,364 or 55.3%, mainly because we hired a chief financial officer and elected independent directors during July and September 2013.

Professional service fees increased by $364,708 due to additional audit and legal fees related to our proposed public offering incurred during year ended September 30, 2014.

Income from operations

For the year ended September 30, 2014, income from operations was $9,798,354, as compared to $8,146,403 for the year ended September 30, 2013, an increase of $1,651,951 or 20.3%, mainly due to the reasons we discussed above.

Other income (expenses)

For the years ended September, 2014 and 2013, other income amounted to $99,161 as compared to other expenses of $26,055 for the same period in 2013. For the years ended September 30, 2014 and 2013, other expense mainly included: (i) interest expense, which increased by $11,700 or 3.9%, and (ii) government subsidies income increased to $477,036 from $276,442. (iii) $140K of loan guarantee fee incurred in the year ended September 30, 2014.

Income tax expense

For the years ended September 30, 2014 and 2013, income tax amounted to $0. We enjoy income tax exemption for year 2014 and 2013 for processing agricultural commodities. General Fruit has been approved for tax exemption since its formation.

Net income

As a result of the factors described above, our net income for the years ended September 30, 2014 and 2013 was $9,897,515 and $8,172,458, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $153,500 for the year ended September 30, 2014 as compared to foreign currency translation gain of $932,630 for the same period in 2013. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the years ended September 30, 2014 and 2013, comprehensive income of $9,744,015 and $9,105,088 were derived from the sum of our net income of $9,897,515 and $8,127,458 plus foreign currency translation loss of $153,500 and foreign currency translation gain of $932,630, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China.  The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of September 30, 2014 and 2013, our balance of cash and cash equivalents was $3,352,045 and $2,408,520, respectively, an increase of $943,525 or 39.2%, mainly due to net cash provided by operating activities.

The following summarizes the key components of the Company’s cash flows for the years ended September 30, 2014 and 2013:

	Years Ended September 30,		Increase/decrease
	2014	2013	$	%
Net cash provided by operating activities	1,226,381	110,240	1,116,141	1,012.5%
Net cash used in investing activities	(83,206)	(99,352)	16,146	16.3%
Net cash provided by (used in) financing activities	(189,030)	2,079,292	(2,268,322)	-109.1%
Effect of foreign currency translation	(10,620)	(32,705)	22,085	-67.5%
Net increase in cash and cash equivalents	943,525	2,057,475	(1,113,950)	-54.1%

In summary, our cash flows were:

Net cash provided by operating activities increased in the year ended September 30, 2014 by $1,116,141 to $1,226,381, from net cash provided by operating activities of $110,240 for the year ended September 30, 2013. These changes were mainly brought about by the following factors: a change in net income of $1,725,057, a change in cash used in advance payment of $2,182,192, a change in cash provided by customer deposits of $1,412,136, and a change in prepaid leases of $755,823.

Net cash used in investing activity increased by $16,146, from $99,352 to $83,206, in the year ended September 30, 2014 compared to the same period ended in 2013, which is mainly due to less cash expenditures on property and equipment.

Net cash used in financing activities decreased by $2,268,322 to $189,030 in the year ended September 30, 2014 compared to $2,079,292 provided by financing activities at the same period ended in 2013. This was due to $4,555,600 of the proceeds from short-term bank loan and $5,531,800 of repayment of short-term bank loans.

Working capital increased by $5,503,389 to $7,884,167 as of September 30, 2014 from working capital of $2,380,778 as of September 30, 2013.  In order to stay cost competitive in the long-run, we leased 207,500 orange trees in the year ended September 30, 2014. Based on the lease rate of approximately $59.71(RMB367) per tree in 2014, the total lease amounts were $12.36 million (RMB 75.95 million), including $10 million (RMB 61.7 million) paid during year ended September 30, 2014.

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates. During the year ended September 30, 2014, the Company paid off $5.5 million (RMB34,000,000) of short-term bank loans to Agricultural Development Bank of China.

On September 29, 2014, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the Loan Agreements, the principle will be repaid on July 28, 2015. The interest is being calculated using an annual fixed interest rate of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  The term of these guarantees are for two years. On the date of the loan expiration, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. As of September 30, 2014, the Company has drawn on $4,547,200 (RMB 28,000,000) of the loan to use for working capital purposes.

As of September 30, 2014 and 2013, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,508,566 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated audited financial statements and notes of General Agriculture Corporation and subsidiaries as of September 30, 2014 and 2013 are thereto attached as Annex at the end of this Form 10-K Annual Report.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, and have concluded that as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the “1992 Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our current directors, executive officers and director nominee.

Name	Age	Position
Xingping Hou	53	Director, Chairman, Chief Executive Officer and President
Yanhong (Amy) Xue	42	Chief Financial Officer
Shaokang Zeng	36	Director, Secretary and Treasurer
Liwei Jia	36	Independent Director
Wei Lu	39	Independent Director
Hongcai Li	41	Independent Director

Xingping Hou, 53 has been the Company’s Chairman of the Board, Chief Executive Officer and President since July 2012. Mr. Hou has served as the Executive Director, Manager of General Fruit since March 2003 and as the Executive Director, Manager of General Preservation since July 2003. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. He has also served as the Chairman of the Board and President of General Red International, Inc. since November 2007. Since May 2011, Mr. Hou has served as the Chief Executive Officer, President and Chairman of General Red Holding, Inc. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou graduated from the PLA Nanchang Army Institute. Mr. Hou brings historical and operational expertise and experience to the Board. Mr. Hou also brings many years of food industry experience to the Board. Mr. Hou devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Amy Xue, 42, is the Chief Financial Officer of the Company. She has extensive experience in U.S. GAAP financial reporting and public accounting, and she has performed audit and accounting services for a number of listed companies in a variety of industries. From October 2010 to June 2013, she was the partner of Wall Street CPA Services, LLC, an accounting firm in New York City that provided financial advisory and accounting services to listed and unlisted companies. From September 2007 to October 2010, Ms. Xue was a senior manager of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, a public accounting firm in New Jersey with an office in New York that provided audit services to listed and unlisted companies. Ms. Xue holds a M.S. in Accounting from Binghamton University and a B.S. in Law from Peking University in Beijing, China. She is a U.S. Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants (AICPA).

Shaokang Zeng, 36, is the Company’s Director, Secretary and Treasurer. Mr. Zeng has served as the Finance Department Manager of General Fruit since December 2006. Mr. Zeng graduated from the People’s University of China where he studied accounting and received an MBA from Beijing University of Chemical Technology, College of Business Administration. Mr. Zeng brings financial and strategic experience to the Company’s Board of Directors. Mr. Zeng devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Liwei Jia, 36 is the independent director. He graduated with a Bachelor’s Degree in Economics from Beijing Industry and Commerce University in June 2001. Mr. Jia is a Chinese Certified Public Accountant and an International Certified Internal Auditor. From July 2001 to December 2003, Mr. Jia was the project manager at Zhongrui Hengxin Accounting Firm. From January 2004 to December 2011, Mr. Jia was the Senior Audit Manager at PricewaterhouseCoopers Zhong Tian LLP and participated in the financial audit and internal control audits of a number of large Chinese public companies. From November 2011 to April 2012, Mr. Jia was the Executive Director of Funds and Assets Management of Beijing Shangyin Zhisheng Investments and Funds Management Co., Ltd. From December 2012 to the present, Mr. Jia is the managing director of Zhongfu Runde Investments Co., Ltd.

Wei Lu, 39, is the independent director. He graduated with a Master of Business Administration from University of Southern California, Marshall Business School in May 2003. From September 2003 to April 2007, Mr. Lu was the director of Fidelity Capital Investment Partners, providing advisory services for Chinese companies’ oversea listings. From May 2007 to December 2009, Mr. Lu was the managing director of World Capital Market Inc, providing consulting service for Chinese companies’ mergers & acquisitions. From January 2010 to May 2011, Mr. Lu was the Chief Financial Officer of Chongqing Maotian Group, assisting with the external financial audit, road shows and reorganization. From May 2011 to the present, Mr. Lu is a partner of Newmargin Capital, providing services for private equity and corporate finance.

Hongcai Li, 41, is the independent director. He earned a Bachelor’s degree in Economics from Chongqing Institute of Industrial Management. Mr Li is a certified intermediate level accountant. From July 1998 to March 2001, Mr Li served as the accounting manager of Chognqing Chaohua Technology Co., Ltd. From April 2001 to November 2006, Mr Li served as the Department Manager of Guomei Electronics Co Ltd. From December 2006 to March 2011, Mr Li was the Vice President of Accounting of Tianyin Pharmaceutical Co, Inc, a NYSE MKT listed company and handled the preparation of financial statements and accounting reporting. From April 2011 to the present, Mr Li served as the chief financial officer of Sichuan Qiangjiang Stone Company and Sichuan Huide Financing and Guaranty Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports and on information provided by the reporting persons, we believe that during the fiscal year ended September 30, 2014, all filing requirements for reporting persons were met.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of Executive Officer and/or Director	Position	Fiscal Years	Salary		Bonus and Other Compensation	Securities Underlying Stock Options

Xingping Hou	President/Chief Executive Officer/Director	2014	$20,000	(1)	$-	$-
		2013	$20,000	(1)	$-	$-
Amy Xue	Chief Financial Officer	2014	$65,000		$-	$-
		2013	$65,000		$-	$-
Shaokang Zeng	Secretary, Treasurer, Director	2014	$15,000	(1)	$-	$-
		2013	$15,000	(1)	$-	$-
Yongjun Zeng	Former Director	2014	$10,000	(1)	$-	$-
		2013	$10,000	(1)	$-	$-

(1)	The salary set forth was earned for service as director of the Company but declined by the director. No compensation was earned by Xingping Hou, Shaokang Zeng or Yongjun Zeng for service as an executive officer of the Company.

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

Liwei Jia, Hongcai Li and Wei Lu receive $1,297 (8,000 RMB Yuan) per month as set forth in the Company’s Compensation Committee Charter

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 1, 2014 (after giving effect to the Share Exchange and the related issuances) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 1, 2014, we had 15,918,940 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Xingping Hou (3)	9,997,841	62.80%
Shaokang Zeng	-	-
Amy Xue	-	-
Liwei Jia	-	-
Wei Lu	-	-
Hongeai Li	-	-
Across Asia Investments Limited (4)	1,082,500	6.80%
Ever Shining Investments Limited (5)	1,083,750	6.81%
Hua Mei Investments Limited (6)	9,997,841	62.80%
Zhihao Sabio Zhang (3)	9,997,841
All officers and directors as a group (5 persons)	9,997,841	62.80%
All 5% and more stockholders	12,164,091	76.41%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Based on 15,918,940 shares of Common Stock outstanding as of December 1, 2014.

(3)	Xingping Hou is the sole director of Hua Mei Investments Limited, and Zhihao Sabio Zhang owns all of the outstanding shares of Hua Mei Investments Limited. Pursuant to a call option agreement dated July 1, 2012, Mr. Hou has the right to purchase all of the shares in Hua Mei Investments Limited held by Mr. Zhang. Such option vests in three annual installments over a period of three years, of which 34% becomes exercisable on July 1, 2013, 33% becomes exercisable on July 1, 2014, and the remaining 33% becomes exercisable on July 1, 2015. The option expires on July 1, 2017.

(4)	The address of Across Asia Investment Limited (“Across Asia”) is Room 1605, Plaza A, Xin-Tian-Di, No. Jia-1, Xi-Ba-He Nan Road, Chaoyng District, Beijing City, 100028, China. Shiqiu Xiao is the sole director and shareholder of Across Asia and may be deemed to beneficially own the 1,082,500 shares of common stock of the Company owned by Across Asia.

(5)	The address of Ever Shining Investment Limited (“Ever Shining”) is Room 1605, Plaza A, Xin-Tian-Di, No. Kia-1, Xi-Ba-He Nan Road, Chaoyang District, Beijing City, 100028, China. Chunquan Luo is the sole director and shareholder of Ever Shining and may be deemed to beneficially own the 1,083,750 shares of common stock of the Company owned by Ever Shining.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Other than as disclosed below, there were no transactions with related parties during the Transition Period or the fiscal years ended September 30, 2014 and 2013.

As of September 30, 2014 and 2013, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $1,508,566 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On April 3, 2014 we dismissed YSL & Associates as the Company’s principal accountant and engaged Friedman LLP. The following table sets forth the aggregate fees billed to us for the years ended September 30, 2014 and 2013, by YSL & Associates LLC and Patrizio & Zhao, LLC, our former independent auditors, and Friedman LLP.

	September 30, 2013	September 30, 2014
Audit Fees (1)	$210,000	$100,000
Audit Related Fees(2)	-
Tax Fees(3)	5,000	5,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements for the years ended September 30, 2014 and 2013 and each interim consolidated financial statements in fiscal year 2014 and 2013.

•	The aggregate fees billed from professional services rendered by Patrizio & Zhao for review of interim financial information for the year ended September 30, 2013 was $30,000

•	The aggregate fees billed from professional services rendered by YSL & Associates LLC and Friedman LLP for the audit of our annual financial statements for the year ended December 31, 2013 were $80,000 and 100,000, respectively.

•	The aggregate fees billed from professional services rendered by Friedman LLP for the audit of our annual financial statements for the year ended September 30, 2014 were $100,000.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning. The fees billed for professional services rendered for tax service of year ended September 30, 2014 and 2013 were $5,000 and $5,000, respectively.

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

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (10)
3.2	Amended and Restated By-laws (8)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)

10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (6)
10.10	Form of Orange Purchase Contract (7)
10.11	Property Use Certificates dated August 30, 2007 (translation) (7)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation) (7)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation) (7)
14.1	Code of Ethics (5)
21.1	Subsidiaries (9)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(7)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.
(9)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on June 4, 2014.
(10)	Incorporated by Reference to our Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014.

FINANCIAL STATEMENTS

Consolidated audited financial statements and notes of General Agriculture Corporation (formerly Geltology Inc.) and subsidiaries as of September 30, 2014 and 2013 are attached hereto as Annex at the end of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2014		General Agriculture Corporation

	By:	/s/ Xingping Hou
Xingping Hou
Chief Executive Officer

Dated: December 11, 2014
	By:	/s/ Amy Xue
Amy Xue
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Xingping Hou
Xingping Hou	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 11, 2014

/s/ Amy Xue
Amy Xue	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2014

/s/ Shaokang Zeng
Shaokang Zeng	Director, Secretary	December 11, 2014

/s/ Liwei Jai
Liwei Jai	Director	December 11, 2014

/s/ Wei Lu
Wei Lu	Director	December 11, 2014

/s/ Hongeai Li
Hongeai Li	Director	December 11, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (10)
3.2	Amended and Restated By-laws (8)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (6)
10.10	Form of Orange Purchase Contract (7)
10.11	Property Use Certificates dated August 30, 2007 (translation) (7)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation) (7)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation) (7)
14.1	Code of Ethics (5)
21.1	Subsidiaries (9)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(7)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.
(9)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on June 4, 2014.
(10)	Incorporated by Reference to our Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of General Agriculture Corporation

We have audited the accompanying consolidated balance sheets of General Agriculture Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

December 10, 2014

GENERAL AGRICULTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$3,352,045	$2,408,520
Inventory	4,951,273	4,074,166
Advance payments	2,189,956	24,438
Prepaid leases	3,773,379	2,372,480
Other current assets	11,572	15,625
Total Current Assets	14,278,225	8,895,229

Property and equipment, net	13,985,305	15,108,031

Other Assets
Intangibles, net	153,712	158,020
Prepaid leases, net of current portion	23,367,927	18,000,267
Total Other Assets	23,521,639	18,158,287

TOTAL ASSETS	$51,785,169	$42,161,547

Liabilities
Current Liabilities
Short-term bank loans	$4,547,200	$5,542,000
Accounts payable and accrued expenses	276,443	208,325
Due to related parties	1,508,566	718,261
Other current liabilities	61,849	45,865
Total Current Liabilities	6,394,058	6,514,451

Commitments and Contingencies

Stockholders' Equity
Common stock $0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at September 30, 2014 and 2013, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,539,170	2,508,735
Retained earnings	35,545,085	25,678,005
Accumulated other comprehensive income	2,395,692	2,549,192
Total stockholders’ equity	45,391,111	35,647,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,785,169	$42,161,547

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2014	2013
Sales	$19,451,820	$17,490,837

Cost of sales	8,195,629	7,565,946

Gross profit	11,256,191	9,924,891

Operating expenses
Selling expenses	151,142	886,595
General and administrative expenses	1,306,695	891,893
Total operating expenses	1,457,837	1,778,488

Income from operations	9,798,354	8,146,403

Other income (expenses):
Government subsidy	477,036	276,442
Interest income	12,613	10,414
Interest expense	(314,111)	(302,411)
Other income(expense), net	(76,377)	41,610
Total other income	99,161	26,055

Income before provision for income taxes	9,897,515	8,172,458

Provision for income taxes	-	-
Net income	9,897,515	8,172,458

Other comprehensive income
Foreign currency translation adjustment	(153,500)	932,630
Total comprehensive income	$9,744,015	$9,105,088
Earnings per share:
Basic and diluted	$0.62	$0.51

Weighted average number of common stock outstanding
Basic and diluted	15,918,940	15,918,694

See accompanying notes to consolidated financial statements

GENERAL AGRICULTURE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity

Balance at September 30, 2012	15,918,940	$1,592	$4,909,572	$1,653,723	$18,360,559	$1,616,562	$26,542,008

Comprehensive income:
Net income	-	-	-	-	8,172,458	-	8,172,458
Foreign currency translation gain	-	-	-	-	-	932,630	932,630
Appropriation of statutory reserves	-	-	-	855,012	(855,012)	-	-
Balance at September 30, 2013	15,918,940	1,592	4,909,572	2,508,735	25,678,005	2,549,192	35,647,096

Comprehensive income:
Net income	-	-	-	-	9,897,515	-	9,897,515
Foreign currency translation loss	-	-	-	-	-	(153,500)	(153,500)
Appropriation of statutory reserves	-	-	-	30,435	(30,435)	-	-
Balance at September 30, 2014	15,918,940	$1,592	$4,909,572	$2,539,170	$35,545,085	$2,395,692	$45,391,111

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended September 30,
	2014	2013

Cash flows from operating activities:
Net Income	$9,897,515	$8,172,458

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid lease	3,181,613	2,277,696
Depreciation and amortization	1,150,145	1,120,409
Loss on disposal of property and equipment	5,879	-
Changes in current assets and current liabilities:
Inventory	(893,753)	(422,011)
Advance payments	(2,169,608)	12,584
Prepaid leases	(10,037,807)	(9,281,984)
Other current assets	4,002	3,976
Accounts payable and accrued expenses	69,949	(356,021)
Customer deposits	-	(1,412,136)
Other current liabilities	18,446	(4,731)
Net cash provided by operating activities	1,226,381	110,240

Cash flows from investing activities:
Acquisition of property and equipment	(88,944)	(83,170)
Proceeds from disposal of property and equipment	5,738	-
Addition to construction in progress	-	(16,182)
Net cash used in investing activities	(83,206)	(99,352)
Cash flows from financing activities:
Change in restricted cash	-	280,823
Proceeds from short-term bank loans	4,555,600	5,455,980
Repayment of short-term bank loans	(5,531,800)	(4,220,361)
Proceeds from related parties, net	787,170	562,850
Net cash provided by (used in) financing activities	(189,030)	2,079,292

Effect of exchange rate changes on cash and cash equivalents	(10,620)	(32,705)

Net increase in cash and cash equivalents	943,525	2,057,475

Cash and cash equivalents – beginning of year	2,408,520	351,045

Cash and cash equivalents – ending of year	$3,352,045	$2,408,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$314,111	$302,411

Supplemental schedule of non-cash investing and financing activities
Construction in progress transferred to property and equipment	$305,118	$-

See accompanying notes to consolidated financial statements

GENERAL AGRICULTURE CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

General Agriculture Corporation (“GELT”), formerly Geltology Inc., was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, GELT filed with the Secretary of State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation.

Through a series of reorganizations, GELT currently owns 100% of General Red Holdings, Inc. (“GRH”), which was established, under the laws of the State of Delaware, on January 18, 2011. GRH owns 100% interest of Han Glory International Investment Limited (“Han Glory”), a company incorporated on April 28, 2011 under the laws of British Virgin Islands. Han Glory is a sole owner of Greater China International Investment Limited (“Greater China International”), a company incorporated on December 4, 2009 under the laws of Hong Kong.

On January 13, 2010, Greater China International formed Nanchang Hanxin Agriculture Technology Co., Ltd, a wholly foreign-owned enterprise (the “WFOE”) in the city of Nanchang, Jiangxi Province, the People’s Republic of China (“PRC”). On February 5, 2010, the WFOE acquired all the shares of Xingguo General Fruit Industry Development Co., Ltd (“General Fruit”) through essentially a capital recapitalization transaction. General Fruit was formed in Xingguo County, Jiangxi Province, under the corporate laws of PRC on March 5, 2003. The primary business of General Fruits is to grow and sell navel oranges. General Fruit owns 100% interest of General Red Navel Orange Preservation Company, Ltd. (“General Preservation”), a citrus fruits company primarily engaged in preserving, packaging and marketing premium navel oranges. General Preservation provides wholesale, retail, and institutional customers throughout PRC and several other countries with premium navel orange fruits under the trademark of “General Red”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from November through March, corresponding to the Company’s product maturity cycle which begins in the month of October when oranges are harvested and are ready for sale.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). Greater China International’s functional currency is the Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities are translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as a component of stockholders’ equity as “Accumulated Other Comprehensive Income” in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 220, “Comprehensive Income”.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2014	2013
Year end RMB:USD exchange rate	0.1624	0.1630
Average Yearly RMB:USD exchange rate	0.1627	0.1605
Year end HKD:USD exchange rate	0.1288	0.1290
Average Yearly HKD:USD exchange rate	0.1290	0.1289

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of September 30, 2014 and 2013, no allowance was deemed necessary since there was no accounts receivable balance outstanding respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess and slow moving inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of September 30, 2014 and 2013, no reserve was deemed necessary as no excess or slow-moving inventory was observed.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Electronic equipment	5 years
Vehicles	10 years
Machinery and equipment	5 to 15 years
Buildings and improvements	5 to 20 years
Navel orange orchards	11 to 30 years

Construction in progress primarily represents the construction costs of buildings, machinery, equipment and agricultural improvements made to the orchards. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Navel orange orchards consist of orchards the Company planted and acquired from local farmers and include costs related to land leveling, saplings, fertilizer, labor and facilities on orchard lands. The planting costs were capitalized. In 2008 and 2011, the Company directly acquired certain navel orange trees from local farmers, which were also capitalized.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the statements of operations and comprehensive income.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2014 and 2013, there was no impairment of long-lived assets.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets has been identified as of the balance sheet dates. Land use rights are amortized on a straight-line basis over its estimated useful life of 50 years.

Revenue Recognition

The Company derives its revenue primarily from sale of navel oranges. Revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advances from customers.

Income Tax

The Company applies the provisions of FASB ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

All of the Company’s income is generated in the PRC, and accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretation and practices in respect thereof.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income includes net income and foreign currency translation adjustments.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $52,132 and $30,904 for the years ended September 30, 2014 and 2013, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Shipping and handling expenses were $25,062 and $803,970 for the years ended September 30, 2014 and 2013, respectively.

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

The Company does not make appropriations to the discretionary surplus reserve fund. As of September 30, 2014 and 2013, the Company had appropriated $2,539,170 and $2,508,735 of statutory surplus reserve funds, respectively.

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

As of September 30, 2014 and 2013, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended September 30, 2014, one customer accounted for 13% of the Company’s sales. For the year ended September 30, 2013, two customers accounted for 10% and 10% of the Company’s sales.

For the year ended September 30, 2014, two vendors provided 66.86% and 20.64% of the Company’s total purchases, respectively. For the year ended September 30, 2013, four vendors provided 20.30%, 16.27%, 10.40% and 10.12% of the Company’s total purchases, respectively.

Fair Value of Financial Instruments

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2014 and 2013, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260, "Earnings Per Share”. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of September 30, 2014 and 2013, there are no potentially dilutive securities outstanding.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	September 30, 2014	September 30, 2013

Raw materials	$68,780	$84,171
Work in process	4,882,493	3,989,995
Total	$4,951,273	$4,074,166

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rentals, salary, fertilizer, utilities, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2014 and 2013, the Company had $2,189,956 and $24,438 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	September 30, 2013

Office equipment	$142,956	$117,670
Vehicles	303,345	325,566
Machinery and equipment	2,134,306	2,064,525
Buildings and improvements	7,787,198	7,756,617
Navel orange orchards	10,800,430	10,623,019
Subtotal	21,168,235	20,886,397
Less: Accumulated depreciation	7,182,930	6,084,046
	13,985,305	14,802,351
Add: Construction in progress	-	305,680
Total	$13,985,305	$15,108,031

Depreciation expense was $1,146,412 and $1,116,727 for the years ended September 30, 2014 and 2013, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	September 30, 2014	September 30, 2013

Land use rights	$186,317	$185,614
Less: Accumulated amortization	32,605	27,594
Total	$153,712	$158,020

Amortization expense was $3,733 and $3,682 for the years ended September 30, 2014 and 2013, respectively.

Note 7 – Prepaid Leases – Navel orange orchards

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

On December 30, 2012, January 1, 2013 and June 1, 2013, General Fruit entered into additional lease contracts with another group of individual orchard owners, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2013. The lease terms are effective from January 1, 2013 through December 31, 2022. The aggregate lease amount is approximately RMB 57,847,300 ($9,463,818) and pursuant to the contract terms, as of June 30, 2013, the Company paid off the entire lease amount using cash generated from operations.

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

On September 3, 2014, General Fruit entered into another lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB23,750,000 ($3,857,000). As of September 30, 2014, the Company paid RMB9,500,000 ($1,542,800) of lease payment.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $3,181,613 and $2,227,696 for the years ended September 30, 2014 and 2013 respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2015	$3,181,613
2016	3,780,349
2017	3,780,349
2018	3,780,349
2019	3,780,349
Thereafter	8,838,297
$27,141,306

Note 8 – Short-Term Bank Loans

In 2012, the Company obtained a loan of $5,525,000(RMB 34,000,000) from Agricultural Development Bank of China, with a maturity date of on November 19, 2013. The loan required interest of 6.00% to be paid monthly. The loan was secured by the Company’s real property, inventory and equipment and guaranteed by Xingping Hou, CEO of the Company and Youhua Yu, wife of Xingping Hou. The loan was paid off in October and November 2013.

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000). Pursuant to the Loan Agreements, the principle will be repaid on September 27, 2014 and October 3, 2014. The interest is being calculated using an annual fixed interest rate of 6.00% and is being paid monthly. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as a guarantee fee for the above bank loans.  The term of these guarantees are for two years. On the date of the loan expiration, should the Company fail to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  Both bank loans are repaid in September 2014.

On September 29, 2014, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and interest of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  The term of these guarantees are two years. On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of September 30, 2014, the Company has drawn on $4,547,200 (RMB 28,000,000) of the loan to use for working capital purposes.

Note 9 – Due to Related Party

As of September 30, 2014 and 2013, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $1,508,566 and $718,261, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 10 – Income Taxes

General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes was made for the years ended September 30, 2014 and 2013 as the US entities incurred losses.

Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the years ended September 30, 2014 and 2013, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2014 and 2013. As a result, for the years ended September 30, 2014 and 2013, there was no income tax provision for the Company. All years income tax returns for PRC entities are open for statutory examination by tax authorities.

The US entities had net operating losses (“NOL”) amounting to approximately $890,000 and $343,000 during the years ended September 30, 2014 and 2013, respectively. These carryforwards will expire, if not utilized by 2034 and 2033, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at September 30, 2014 and no deferred tax asset benefit has been recorded. For the years ended September 30, 2104 and 2013, the valuation allowance were $509,301 and $206,627, respectively, and the net change in the valuation allowance was increased $302,674 and $116,527, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of September 30, 2014, the tax years ended September 30, 2012 through September 30, 2014 for the US entities remain open for statutory examination by tax authorities.

The summary of the deferred income tax asset for US entities is as follows:

	September 30, 2014	September 30, 2013
Beginning balance	$607,725	$265,000
Addition: Net operating loss	890,220	342,725
Total - Net operating loss carryforwards	1,497,945	607,725
Effective tax rate	34%	34%
Deferred tax asset	509,301	206,627
Valuation allowance	(509,301)	(206,627)
Ending balance	-	-

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate as of the:

	For the Years Ended September 30,
	2014	2013
U.S. Statutory rate	34%	34%
Foreign income not taxable in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption in PRC	-25%	-25%
Effective income tax rate	-	-

Note 11 – StockHOLDERs’ EQUITY

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

Note 12 – Statutory Reserve

For the years ended September 30, 2014 and 2013, statutory reserve activity was as follows:

Balance – September 30, 2012	$1,653,723
Addition to statutory reserve	855,012
Balance – September 30, 2013	2,508,735
Addition to statutory reserve	30,435
Balance – September 30, 2014	$2,539,170

Note 13 – Government Subsidy Income

The Company periodically receives various subsidies in cash from local governments, including bank loan interest rebates and eco-irrigation subsidies. The amounts granted vary each year. For the years ended September 30, 2014 and 2013, the Company received government subsidies of $477,036 and $276,442, respectively.

