Form 10-Q
period 2014-12-31
General Agriculture Corp
filed 2015-02-13
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

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

Number of shares of common stock outstanding as of February 9, 2015: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	September 30, 2014
Assets
Current Assets:
Cash and cash equivalents	$255,433	$3,352,045
Accounts receivable	5,376,267	-
Inventory	4,036,283	4,951,273
Advance payments	2,320,648	2,189,956
Prepaid lease	4,179,214	3,773,379
Other current assets	17,862	11,572
Total Current Assets	16,185,707	14,278,225

Property and equipment, net	13,758,603	13,985,305

Other Assets
Intangibles, net	153,250	153,712
Prepaid leases, net of current portion	28,459,437	23,367,927
Total Other Assets	28,612,687	23,521,639

TOTAL ASSETS	$58,556,997	$51,785,169
Liabilities
Current Liabilities:
Short-term bank loans	$4,561,200	$4,547,200
Accounts payable and accrued expenses	416,003	276,443
Due to related parties	1,752,058	1,508,566
Customer deposits	1,775,610	-
Other current liabilities	122,493	61,849
Total Current Liabilities	8,627,364	6,394,058

Commitments and Contingencies
Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized
15,918,940 shares issued and outstanding at
December 31, 2014 and September 30, 2014	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,563,625	2,539,170
Retained earnings	39,917,022	35,545,085
Accumulated other comprehensive income	2,537,822	2,395,692
Total Stockholders’ Equity	49,929,633	45,391,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,556,997	$51,785,169

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Sales	$8,865,159	$7,126,875
Cost of sales	4,058,381	3,273,264
Gross profit	4,806,778	3,853,611

Operating expenses
Selling expenses	62,038	59,134
General and administrative expenses	294,553	461,179
Total operating expenses	356,591	520,313

Income from operations	4,450,187	3,333,298

Other income (expenses):
Interest income	3,085	709
Interest expense	(72,244)	(61,681)
Other income (expense), net	15,364	10,218
Total other expenses	(53,795)	(50,755)

Income before provision for income taxes	4,396,392	3,282,543
Provision for income taxes	-	-
Net income	4,396,392	3,282,543

Other comprehensive income
Foreign currency translation adjustment	142,130	142,443
Total comprehensive income	$4,538,522	$3,424,986

Earnings per share:
Basic and diluted	$0.28	$0.21
Weighted average number of common stock outstanding
Basic and diluted	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net Income	$4,396,392	$3,282,543
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of prepaid leases	849,944	638,116
Depreciation and amortization	288,744	285,209
Changes in current assets and current liabilities:
Accounts receivable	(5,378,907)	(3,918,743)
Inventory	930,691	718,132
Advance payments	(124,010)	(1,901,291)
Prepaid leases	(6,266,385)	(4,053,692)
Other current assets	(16,373)	(391,654)
Accounts payable and accrued expenses	160,174	196,407
Customer deposits	1,824,506	3,041,949
Other current liabilities	(8,566)	87,427
Net cash used in operating activities	(3,343,790)	(2,015,597)
Cash flows from investing activities:
Acquisition of property and equipment	(18,852)	-
Net cash used in investing activities	(18,852)	-
Cash flows from financing activities:
Proceeds from short-term bank loans	-	5,548,800
Repayment of short-term bank loans	-	(5,548,800)
Proceeds from related parties, net	243,114	244,913
Net cash provided by financing activities	243,114	244,913

Effect of exchange rate changes on cash and cash equivalents	22,916	4,520

Net decrease in cash and cash equivalents	(3,096,612)	(1,766,164)

Cash and cash equivalents – beginning of period	3,352,045	2,408,520

Cash and cash equivalents – ending of period	$255,433	$642,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,244	$61,681

See accompany notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

General Agriculture Corporation (“Gelt” or the “Company”), formerly Geltology Inc., was established under the laws of the State of Delaware on March 24, 2010. On July 12, 2013, Gelt filed with the Secretary of State of Delaware a Certificate of Amendment to change its name to General Agriculture Corporation. The Company, through its wholly owned operating subsidiary, Xingguo General Fruit Industry Development Co., Ltd. (“General Fruit”) and General Fruit’s wholly-owned subsidiary, Xingguo General Red Navel Orange Preservation Company, Ltd. (“General Preservation”), is primarily engaged in planting, preserving, packaging and marketing premium navel oranges for distribution and sale throughout the People’s Republic of China (“PRC”).

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2014, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 11, 2014, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2014. Operating results for the three months ended December 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2014 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	September 30,
	2014	2014
Period end RMB:USD exchange rate	0.1629	0.1624
Average RMB:USD exchange rate	0.1630	0.1627
Period end HKD:USD exchange rate	0.1289	0.1288
Average HKD:USD exchange rate	0.1289	0.1290

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. As of December 31, 2014 and September 30, 2014, no allowance was deemed necessary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of December 31, 2014 and September 30, 2014, no provisions were deemed necessary.

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

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $28,243 and $1,860 for the three months ended December 31, 2014 and 2013 respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $18,937 and $20,846 for the three months ended December 31, 2014 and 2013 respectively.

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

As of December 31, 2014 and September 30, 2014, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended December 31, 2014, two customers accounted for 23% of the Company’s sales. For the three months ended December 31, 2013, no customer accounted for more than 10% of the Company’s sales.

For the three months ended December 31, 2014, the outsourced navel oranges accounted for 26% of the Company’s total purchase, in which a vendor accounted for 100% of the Company’s total outsourced purchases of navel oranges. For the three months ended December 31, 2013, the outsourced navel oranges accounted for 43% of the Company’s total purchase, in which a vendor account for 100% of the Company’s total outsourced purchases of navel oranges.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of December 31, 2014 and September 30, 2014, there are no potentially dilutive securities outstanding.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	December 31, 2014	September 30, 2014
Raw material	$507,790	$68,780
Finished goods	1,495,774	-
Work in process	2,032,719	4,882,493
	$4,036,283	$4,951,273

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of December 31, 2014 and September 30, 2014, the Company had $2,320,648 and $2,189,956 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	September 30, 2014
Electronic equipment	$144,095	$142,956
Vehicles	298,398	303,345
Machinery and equipment	2,140,879	2,134,306
Buildings and improvements	7,811,173	7,787,198
Navel orange orchards	10,833,682	10,800,430
Subtotal	21,228,227	21,168,235
Less: Accumulated depreciation	7,469,624	7,182,930
Total	$13,758,603	$13,985,305

Depreciation expense was $287,809 and $284,273 for the three months ended December 31, 2014 and 2013, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	December 31, 2014	September 30, 2014
Land use rights	$186,891	$186,317
Less: Accumulated amortization	33,641	32,605
Total	$153,250	$153,712

Amortization expense was $935 and $936 for the three months ended December 31, 2014 and 2013, respectively.

Note 7 – Prepaid Leases

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

On September 3, 2014, General Fruit entered into another lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB23,750,000 ($3,857,000). As of December 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

On December 18, 2014, General Fruit entered into a lease contract with an individual orchard owner, pursuant to which General Fruit was authorized to operate the orchards for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB 24,200,000 ($3,942,180) and pursuant to the contract terms, as of December 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $849,944 and $638,116 for the three months ended December 31, 2014 and 2013 respectively.

 Lease expense attributable to future periods is as follows:

Twelve months ending December 31:
2015	$4,181,267
2016	4,181,267
2017	4,181,267
2018	4,181,267
2019	4,181,267
Thereafter	11,732,316
$32,638,651

Note 8 – CUSTOMER DEPOSITS

Based on the sales contract, certain sales distributors of the Company are required to make security deposits. As of December 31, 2014 and September 30, 2014, the Company had customer deposits of $1,775,610 and $0, respectively.

Note 9 – Short-Term Bank Loans

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

On September 29, 2014, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and interest of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of December 31, 2014, the Company has drawn on $4,561,200 (RMB 28,000,000) of the loan to use for working capital purposes.

Note 10 – Due to Related Party

As of December 31, 2014 and September 30, 2014, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $1,752,058 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 11 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three months ended December 31, 2014 and 2013 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three months ended December 31, 2014 and 2013, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2014 and 2013 As a result, for the three months ended December 31, 2014 and 2013, there was no income tax provision for the Company.

The US shell company has net operating losses amounting to approximately $1,053,000 and $890,000 as of December 31, 2014 and September 30, 2014. These carryforwards will expire, if not utilized by December 2034 and December 2033, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax asset, relating to these NOL carryforwards. Management will review this valuation allowance annually and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	Three Months Ended December 31,
	2014	2013
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

Note 12 – Statutory Reserve

For the three months ended December 31, 2014, statutory reserve activity was as follows:

Balance – September 30, 2013	$2,508,735
Addition to statutory reserve	30,435
Balance – September 30, 2014	2,539,170
Addition to statutory reserve	24,455
Balance – December 31, 2014	$2,563,625

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three months ended December 31, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three months ended December 31, 2014 and 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Cash flows from the Company’s operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into $at the rates used in translation.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2014	September 30, 2014
Year end RMB:USD exchange rate	0.1629	0.1624
Average Yearly RMB:USD exchange rate	0.1630	0.1627
Year end HKD:USD exchange rate	0.1289	0.1288
Average Yearly HKD:USD exchange rate	0.1289	0.1290

Results of Operations for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenues

For the three months ended December 31, 2014, we had net revenues of $8,865,159, as compared to those of $7,126,875 for the three months ended December 31, 2013, an increase of approximately $1,738,285 or 24.4%. The increase in net revenue is mainly because the quantity of navel oranges sold in the three Months ended December 31, 2014 increased approximately 2,194,940, or 22.5% compared to that in the same period ended December 31, 2013, and the unit price increased 0.01 or 1.5% to $0.74 per KG during the three months ended December 31, 2014 from $0.73 per KG during the same period ended December 31, 2013.

Years ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
December 31, 2014	11,963,545	0.74	8,865,159
December 31, 2013	9,768,605	0.73	7,126,875
Variance	2,194,940	0.01	1,739,374
% Variance	22.5%	1.5%	24.4%

Cost of sale

Cost of sales increased by $785,117, or 24.0%, from $3,273,264 for the three months ended December 31, 2013 to $4,058,381 for the same period ended December 31, 2014. The increase is attributable to the increase in sales during the three months ended December 31, 2014.

Gross profit and gross margin

Our gross profit was $4,806,778 for the three months ended December 31, 2014 as compared to $3,853,611 for the same period ended December 31, 2013, representing gross margins of 54.2% and 54.1%, respectively.

Selling expenses

Selling expenses were $62,038 and $59,134 for the three months ended December 31, 2014 and 2013, respectively, an increase of $2,904 or 4.9%, mainly due to new promotion on the television starting in this current quarter.

Selling expenses for the three months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended December 31,		Increase/decrease
	2014	2013	$	%
Shipping and handling	18,937	20,846	(1,909)	-9.2%
Compensation and related benefits	6,157	10,991	(4,834)	-44.0%
Advertising and promotion	28,243	1,860	26,383	1418.4%
Others	8,701	25,437	(16,736)	-65.8%
Total	62,038	59,134	2,904	4.9%
Selling expenses as % of revenue	0.70%	0.83%	-0.13%	-15.7%

General and administrative expenses

General and administrative expenses amounted to $294,553 for the three months ended December 31, 2014, as compared to $461,179 for the same period in 2013, a decrease of $166,626 or 36.1%. General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Increase/decrease
	2014	2013	$	%
Compensation and related benefits	79,699	91,035	(11,336)	-12.5%
Depreciation	24,955	24,274	681	2.8%
Professional service	126,082	239,139	(113,057)	-47.3%
Office expenses	6,400	5,884	516	8.8%
Meal and entertainment	11,995	11,909	86	0.7%
Other	45,421	88,939	(43,518)	-48.9%
Total	294,553	461,179	(166,627)	-36.1%
G&A expense as a percentage of revenue	3.32%	6.47%	-3.15%	-48.7%

Professional service fees was $126,082 during three months ended December 31, 2014, as compared to $239,139 for the same period in 2013, a decreased of $113,057 or 47.3%, mainly due to re-audit fee for fiscal year 2012 incurred in three months ended December 31, 2013.

Income from operations

For the three months ended December 31, 2014, income from operations was $4.450.187, as compared to $3,333,298 for the same period in 2013, an increase of $1,116,889 or 33.5%, mainly due to the reasons presented above.

Other income (expenses)

For the three months ended December 31, 2014 and 2013, other expense amounted to $53,795 as compared to $50,755 for the same period in 2013. For the three months ended December 31, 2014 and 2013, other expenses mainly included interest expense, which increased by $10,563 or 17.1%.

Income tax expense

For the three months ended December 31, 2014 and 2013, income tax was $0. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three months ended December 31, 2014 and 2013 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three months ended December 31, 2014 and 2013, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its inception. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three months ended December 31, 2014 and 2013, there was no income tax provision for the Company.

Net income

As a result of the factors described above, our net income for the three months ended December 31, 2014 and 2013 was $4,396,392 and $3,282,543, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $142,130 for the three months ended December 31, 2014 as compared to a gain of $142,443 for the same period in 2013. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three months ended December 31, 2014 and 2013, comprehensive income of $4,538,522 and $3,424,986 were derived from the sum of our net income of $4,396,392 and $3,282,543 plus foreign currency translation gain of $142,130 and $142,443, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China. The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of December 31, 2014 and September 30, 2014, our balance of cash and cash equivalents was $255,433 and $3,352,045, respectively, a decrease of $3,096,612 or 92.4%, mainly due to net cash used by operating activities.

The following summarizes the key components of the Company’s cash flows for the three ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Increase/decrease
	2014	2013	$	%
Net cash used in operating activities	(3,343,790)	(2,015,597)	(1,328,192)	65.9%
Net cash used in investing activities	(18,852)	-	(18,852)	-
Net cash provided by financing activities	243,114	244,913	(1,799)	-0.73%
Effect of foreign currency translation	22,916	4,520	18,396	407%
Net decrease in cash and cash equivalents	(3,096,612)	(1,766,164)	(1,330,448)	75.3%

In summary, our cash flows were:

Net cash used in operating activities increased by $1,328,192 to $3,343,790 in the three months ended December 31, 2014, from that of $2,015,598 for the same period in 2013. These changes were mainly caused by the following factors: a change in net income of $1,113,849, a change in cash used in accounts receivable of $5,378,907, a change in cash used in prepaid leases of $6,266,385 and a change in cash provided by customer deposits of $ 1,824,506.

Net cash used in investing activity increased by $18,852, which is mainly due to cash expenditures on property and equipment. Net cash provided by financing activities decreased by $1,799 to $244,913 in the three months ended September 30, 2014 compared to $244,913 of the same period in 2013. This was due to $5,548,800 of the proceeds from short-term bank loan and $5,548,800 of repayment of short-term bank loans.

Working capital decreased by $325,825 to $7,558,343 as of December 31, 2014 from $7,884,167 as of December 31, 2013. In order to stay competitive in the long-run, we leased 60,500 orange trees in the three months ended December 31, 2014. Based on the lease rate of approximately $65.2 (RMB400) per tree in 2014, the total lease amounts were $3.94 million (RMB 24.2 million) that were paid during three months ended December 31, 2014.

As we are a good credit customer listed by the lending bank, we do not foresee any difficulty to renew our short-term bank loans at their maturity dates.

On September 29, 2014, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the Loan Agreements, the principle will be repaid on July 28, 2015. The interest is being calculated using an annual fixed interest rate of 6.6%. The loan is secured by the funds deposited by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, and guaranteed by Xingping Hou, CEO of the Company and Ganzhou Jinshengyuan Guarantee Co., Ltd., with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 29, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Jinshengyuan Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan; and on the same day, General Preservation and Ganzhou Jinshengyuan Guarantee Co., Ltd. entered into another cross-guarantee agreement, pursuant to which, General Preservation shall mortgage its real properties and equipment to such third party guarantee. The term of these guarantees are for two years. On the date of the loan expiration, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. As of September 30, 2014, the Company has drawn on $4,547,200 (RMB 28,000,000) of the loan to use for working capital purposes.

As of December 31, 2014 and September 30, 2014, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $1,752,058 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

GENERAL AGRICULTURE CORPORATION

Date: February 13, 2015	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2015	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

