Form 10-Q
period 2015-03-31
General Agriculture Corp
filed 2015-05-12
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Number of shares of common stock outstanding as of May 9, 2015: 15,918,940

1

2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	September 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$5,820,529	$3,352,045
Accounts receivable	7,158,137	-
Inventory	2,797,198	4,951,273
Advance payments	600,413	2,189,956
Prepaid lease	4,532,894	3,773,379
Other current assets	18,922	11,572
Total Current Assets	20,928,093	14,278,225

Property and equipment, net	13,511,614	13,985,305
Other Assets
Intangibles, net	152,784	153,712
Prepaid leases, net of current portion	30,481,041	23,367,927
Total Other Assets	30,633,825	23,521,639

TOTAL ASSETS	$65,073,532	$51,785,169

LIABILITIES
Current Liabilities:
Short-term bank loans	$4,575,200	$4,547,200
Accounts payable and accrued expenses	406,367	276,443
Due to related parties	2,038,829	1,508,566
Customer deposits	1,781,060	-
Other current liabilities	182,227	61,849
Total Current Liabilities	8,983,683	6,394,058

Commitments and Contingencies

Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized
15,918,940 shares issued and outstanding at
March 31, 2015 and September 30, 2014, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,580,334	2,539,170
Retained earnings	45,873,928	35,545,085
Accumulated other comprehensive income	2,724,423	2,395,692
Total stockholders’ equity	56,089,849	45,391,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,073,532	$51,785,169

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Sales	$11,599,290	$12,408,641	$20,464,449	$19,535,516

Cost of sales	5,117,471	4,993,860	9,175,852	8,267,124

Gross profit	6,481,819	7,414,781	11,288,597	11,268,392

Operating expenses
Selling expenses	17,352	32,638	79,390	91,772
General and administrative expenses	437,896	166,147	732,449	627,326
Total operating expenses	455,248	198,785	811,839	719,098

Income from operations	6,026,571	7,215,996	10,476,758	10,549,294

Other income (expenses):
Government subsidy	-	492,191	-	492,191
Interest income	2,547	4,272	5,632	4,981
Interest expense	(71,846)	(83,419)	(144,090)	(145,100)
Other income (expense), net	16,343	(39,511)	31,707	(29,293)
Total other income (expenses)	(52,956)	373,533	(106,751)	322,779

Income before provision for income taxes	5,973,615	7,589,529	10,370,007	10,872,073

Provision for income taxes	-	-	-	-
Net income	5,973,615	7,589,529	10,370,007	10,872,073

Other comprehensive income
Foreign currency translation adjustment	186,601	(376,232)	328,731	(233,789)
Total comprehensive income	$6,160,216	$7,213,297	$10,698,738	$10,638,284

Earnings per share:
Basic and dulited	$0.38	$0.48	$0.65	$0.68

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net Income	$10,370,007	$10,872,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of prepaid leases	1,978,068	1,491,124
Depreciation and amortization	616,528	599,139
Changes in current assets and current liabilities:
Accounts receivable	(7,131,852)	(8,802,836)
Inventory	2,176,542	2,363,440
Advance payments	1,597,141	(472,395)
Prepaid leases	(9,655,276)	(8,525,743)
Other current assets	(11,547)	(400,334)
Accounts payable and accrued expenses	147,493	70,326
Customer deposits	1,774,520	1,526,150
Other current liabilities	100,439	196,051
Net cash provided by (used in) operating activities	1,962,063	(1,083,005)

Cash flows from investing activities:
Acquisition of property and equipment	(56,908)	(9,886)
Net cash used in investing activities	(56,908)	(9,886)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	5,555,940
Repayment of short-term bank loans	-	(5,555,940)
Proceeds from related parties, net	529,500	316,251
Net cash provided by financing activities	529,500	316,251

Effect of exchange rate changes on cash and cash equivalents	33,829	(26,239)

Net increase (decrease) in cash and cash equivalents	2,468,484	(802,879)

Cash and cash equivalents – beginning of period	3,352,045	2,408,520

Cash and cash equivalents – ending of period	$5,820,529	$1,605,641

Supplemental disclosure of cash flow information:
Cash paid for interest	$144,090	$145,100

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2014, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 11, 2014, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2014. Operating results for the three and six months ended March 31, 2015 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2015 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	September 30,
	2015	2014
Period end RMB:USD exchange rate	0.1634	0.1624
Average RMB:USD exchange rate	0.1628	0.1627
Period end HKD:USD exchange rate	0.1290	0.1288
Average HKD:USD exchange rate	0.1289	0.1290

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. As of March 31, 2015 and September 30, 2014, no allowance was deemed necessary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of March 31, 2015 and September 30, 2014, no provisions were deemed necessary.

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

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $8,890 and $5,280 for the three months ended March 31, 2015 and 2014 respectively, and $37,134 and $7,140 for the six months ended March 31, 2015 and 2014, respectively

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $0 and $4,325 for the three months ended March 31, 2015 and 2014 respectively, $18,916 and $25,171 for the six months ended March 31, 2015 and 2014, respectively

Value-added-tax

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

As of March 31, 2015 and September 30, 2014, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2015, three customers accounted for 38% of the Company’s sales. For the three months ended March 31, 2014, five customers accounted for 56% of the Company’s sales. For the six months ended March 31, 2015, two customers accounted for 25% of the Company’s sales. For the six months ended March 31, 2014, one customer accounted for 13% of the Company’s sales.

For the three months ended March 31, 2015 and 2014, the outsourced navel oranges accounted for 29% of the Company’s total purchase. The Company purchased 100% outsourced navel oranges from one vendor.

For the six months ended March 31, 2015 and 2014，the outsourced navel oranges accounted for 25% of the Company’s total purchase. The Company purchased 100% outsourced navel oranges from one vendor.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of March 31, 2015 and September 30, 2014, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization's contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company's financial position and results of operations.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015,and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.

NOTE 3 – INVENTORY

Inventory by major categories are summarized as follows:

	March 31, 2015	September 30, 2014
Raw material	$109,012	$68,780
Finished goods	445,978	-
Work in process	2,242,208	4,882,493
	$2,797,198	$4,951,273

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

NOTE 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of March 31, 2015 and September 30, 2014, the Company had $600,413 and $2,189,956 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	September 30, 2014
Electronic equipment	$146,743	$142,956
Vehicles	296,063	303,345
Machinery and equipment	2,147,450	2,134,306
Buildings and improvements	7,835,148	7,787,198
Navel orange orchards	10,866,935	10,800,430
Subtotal	21,292,339	21,168,235
Less: Accumulated depreciation	7,780,725	7,182,930
Total	$13,511,614	$13,985,305

Depreciation expense was $326,852 and $280,291 for the three months ended March 31, 2015 and 2014, respectively, $614,661 and $597,264 for the six months ended March 31, 2015 and 2014, respectively

Note 6 – Intangible Assets

Intangible assets consist of the following:

	March 31, 2015	September 30, 2014
Land use rights	$187,464	$186,317
Less: Accumulated amortization	34,680	32,605
Total	$152,784	$153,712

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense was $932 and $939 for the three months ended March 31, 2015 and 2014, respectively, $1,867 and $1,875 for the six months ended March 31, 2015 and 2014, respectively.

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

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In February 2015, General Fruit entered into lease contracts with three individual orchard owners. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB20,860,000 ($3,408,524). As of March 31, 2015, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $1,128,124 and $853,008 for the three months ended March 31, 2015 and 2014, and $1,978,068 and $1,491,124 for the six months ended March 31, 2015 and 2014 respectively.

Note 7 – Prepaid Leases (Continued)

Lease expense attributable to future periods is as follows:

Twelve months ending March 31:
2015	$4,516,249
2016	4,516,249
2017	4,516,249
2018	4,516,249
2019	4,516,249
Thereafter	12,432,690
$35,013,935

Note 8 – Short-Term Bank Loans

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

On September 29, 2014, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and interest of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of March 31, 2015, the Company has drawn on $4,575,200 (RMB 28,000,000) of the loan to use for working capital purposes.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – CUSTOMER DEPOSITS

Based on the sales contract, certain sales distributors of the Company are required to make security deposits. As of March 31, 2015 and September 30, 2014, the Company had customer deposits of $1,781,060 and $0, respectively.

Note 10 – Due to Related Party

As of March 31, 2015 and September 30, 2014, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $2,038,829 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 11 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and six months ended March 31, 2015 and 2014 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three and six months ended March 31, 2015 and 2014, there was no income tax provision for the Company.

The US shell company has net operating losses amounting to approximately $1,979,056 and $1,497,945 as of March 31, 2015 and September 30, 2014. These carryforwards will expire, if not utilized by March 2035 and September 2034, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, we have provided an offsetting valuation allowance of the deferred tax asset, relating to these NOL carryforwards. Management will review this valuation allowance annually and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	Six Months Ended March 31,
	2015	2014
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

Note 12 – Statutory Reserve

For the six months ended March 31, 2015, statutory reserve activity was as follows:

Balance – September 30, 2013	$2,508,735
Addition to statutory reserve	30,435
Balance – September 30, 2014	2,539,170
Addition to statutory reserve	41,164
Balance – March 31, 2015	$2,580,334

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three and six months ended March 31, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three and six months ended May 31, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2015	September 30, 2014
Period end RMB:USD exchange rate	0.1634	0.1624
Average Period RMB:USD exchange rate	0.1628	0.1627
Period end HKD:USD exchange rate	0.1290	0.1288
Average Period HKD:USD exchange rate	0.1289	0.1290

Results of Operations for the Three and Six Months Ended March 31, 2015 Compared to the Three and Six Months Ended March 31, 2014

Revenues

For the three months ended March 31, 2015, we had sales of $11,599,290, as compared to those of $12,408,641 for the three months ended March 31, 2014, a decrease of approximately $809,351 or 6.5%. The decrease is mainly because the distributors were concerned that prices might increase a lot in second quarter of fiscal year 2015; so they had a larger stock pile in first quarter. For the six months ended March 31, 2015, we had sales of $20,464,449, as compared to those of $19,535,516 for the six months ended March 31, 2014, an increase of approximately $928,933 or 4.8%. The increase is mainly because of the increase in the production of navel oranges and the increase in customer demand compared to the same period of last year.

Our sales volume decreased by approximately 5.7% for the three months ended March 31, 2015, and the average unit sales price decreased by approximately 1.2%, as shown below:

Three Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2015	14,502,855	0.80	11,599,290
March 31, 2014	15,372,250	0.81	12,408,641
Variance	(869,395)	(0.01)	(809,351)
% Variance	-5.7%	-1.2%	-6.5%

Our sales volume increased by approximately 5.3% for the six months ended March 31, 2015, while the average unit sales price decreased by approximately 1.3%, as shown below:

Six Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2015	26,466,400	0.77	20,464,449
March 31, 2014	25,140,855	0.78	19,535,516
Variance	1,325,545	(0.01)	928,933
% Variance	5.3%	-1.3%	4.8%

Cost of sale

Cost of sales increased by $123,611, or 2.5%, from $4,993,860 for the three months ended March 31, 2014 to $5,117,471 for the three months ended March 31, 2015. Cost of sales increased by $908,728, or 11.0%, from $8,267,124 for the six months ended March 31, 2014 to $9,175,852 for the six months ended March 31, 2015. The increase in cost of sales for three and six months ended March 31, 2015 was mainly because the price of navel oranges that we outsourced increased in cost compared to the same period of last year.

Gross profit and gross margin

Our gross profit was $6,841,819 for the three months ended March 31, 2015 as compared to $7,414,781 for the three months ended March 31, 2014, representing a gross margin of 55.9% and 59.8%, respectively. Our gross profit was $11,288,597 for the six months ended March 31, 2015 as compared to $11,268,392 for the six months ended March 31, 2014, representing a gross margin of 55.2% and 57.7%, respectively. The changes in our gross profit margin for the three and six months ended March 31, 2015 was mainly attributable to the different reasons discussed above. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; and (2) lower amortization of the land use right due to low acquisition cost.

Selling expenses

Selling expenses were $17,352 and $32,638 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $15,286 or 46.8%. Selling expenses were $79,390 and $91,772 for the six months ended March 31, 2015 and 2014, respectively, a decrease of $12,382, or 13.5%, mainly due to a reduction in shipping and handling and salary expenses.

Selling expenses for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2015	2014	$	%
Shipping and handling	-	4,325	(4,325)	-100%
Compensation and related benefits	6,243	11,082	(4,839)	-43.7%
Advertising and promotion	8,890	5,280	3,610	68.4%
Others	2,219	11,951	(9,732)	-81.4%
Total	17,352	32,638	(15,286)	-46.8%
Selling expenses as % of revenue	0.15%	0.26%	-0.11%	-42.3%

Selling expenses for the six months ended March 31, 2015 and 2014 consisted of the following:

	Six Months Ended March 31,		Increase/decrease
	2015	2014	$	%
Shipping and handling	18,916	25,171	(6,255)	-24.9%
Compensation and related benefits	12,400	22,074	(9,674)	-43.8%
Advertising and promotion	37,134	7,140	29,994	420.1%
Others	10,940	37,387	(26,447)	-70.7%
Total	79,390	91,772	(12,382)	-13.5%
Selling expenses as % of revenue	0.39%	0.47%	-0.08%	-17.0%

General and administrative expenses

General and administrative expenses amounted to $437,896 for the three months ended March 31 2015, as compared to $166,147 for the same period in 2014, an increase $271,749 or 163.6%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	78,012	77,428	584	0.8%
Depreciation	21,972	23,491	(1,519)	-6.5%
Professional service	307,540	64,161	243,379	379.3%
Office expenses	3,147	1,067	2,080	194.9%
Meals and entertainment	3,745	-	3,745	-
Other	23,480	-	23,480	-
Total	437,896	166,147	271,749	163.6%
G&A expense as a percentage of revenue	3.78%	1.34%	2.44%	182%

General and administrative expenses amounted to $732,449 for the six months ended March 31 2015, as compared to $627,326 for the same period in 2014, an increase $105,123 or 16.8%. General and administrative expenses consisted of the following:

	Six Months Ended March 31,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	157,711	168,463	(10,752)	-6.4%
Depreciation	46,927	47,765	(838)	-1.8%
Professional service	433,622	302,443	131,179	43.4%
Office expenses	9,547	6,951	2,596	37.3%
Meal and entertainment	15,740	10,927	4,813	44.0%
Other	68,902	90,777	(21,875)	-24.1%
Total	732,449	627,326	105,123	16.8%
G&A expense as a percentage of revenue	3.58%	3.21%	0.37%	11.5%

Professional service fees was $307,540 and $433,622 during three and six months ended March 31, 2015, as compared to $64,161 and $302,443 for the same period in 2014, an increase of $243,379 and $131,179 or 379.3% and 43.4%, mainly due to expenses related to costs of the Company listing requirements.

Income from operations

For the three and three and six months ended March 31, 2015, income from operations were $6,026,571 and $10,476,758, as compared to $7,215,996 and $10,549,294 for the same period in 2014, an decrease of $1,189,425 and $72,536 or 16.5% and 0.7%, mainly due to the reasons presented above.

Other income (expenses)

For the three and six months ended March 31, 2015 and 2014, other expenses amounted to $52,956 and $106,751 as compared to other income of $373,533 and $322,779 for the same period in 2014. The decrease in other income was mainly due to government subsidy the Company received in fiscal year 2014.

Income tax expense

For the three and six months ended March 31, 2015 and 2014, income tax was $0. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three and six months ended March 31, 2015 and 2014 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its inception. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three and six months ended March 31, 2015 and 2014, there was no income tax provision for the Company.

Net income

As a result of the factors described above, our net income for the three and six months ended March 31, 2015 were $5,973,615 and $10,370,007 respectively. For the three and six months ended March 31, 2014 our net income was $7,589,529 and $10,872,073, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $186,601 for the three months ended March 31, 2015 as compared to a loss of $376,232 for the same period in 2014, and foreign currency translation gain of $328,731 for the six months ended March 31, 2015 as compared to a loss of $233,789 for the same period in 2014,. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three and six months ended March 31, 2015, comprehensive income of $6,160,216 and $10,698,738 were derived from the sum of our net income of $5,973,615 and $10,370,007 plus foreign currency translation gain of $186,601 and $328,731, respectively.

For the three and six months ended March 31, 2014, comprehensive income of $7,213,297 and $10,638,284 were derived from the sum of our net income of $7,589,529 and $10,872,073 plus foreign currency translation loss of $376,232 and $233,789, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China. The Company currently generates its cash flow primarily through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of March 31, 2014 and September 30, 2014, our balance of cash and cash equivalents was $5,820,529 and $3,352,045, respectively, an increase of $2,468,484 or 73.6%, mainly due to net cash provided by operating activities.

The following summarizes the key components of the Company’s cash flows for the six ended March 31, 2015 and 2014:

	Six Months Ended March 31,		Increase/decrease
	2015	2014	$	%
Net cash provided by (used in) operating activities	1,962,063	(1,083,005)	3,045,068	-281.2%
Net cash used in investing activities	(56,908)	(9,886)	(47,022)	475.6%
Net cash provided by financing activities	529,500	316,251	213,249	67.4%
Effect of foreign currency translation	33,829	(26,239)	60,068	-228.9%
Net increase (decrease) in cash and cash equivalents	2,468,484	(802,879)	3,271,363	407.5%

In summary, our cash flows were:

Net cash provided by operating activities increased by $3,045,068 to $1,962,063 in the six months ended March 31, 2015, from net cash used in operating activities of $1,083,005 for the same period in 2014. These changes were mainly caused by the following factors: a change in net income of $502,066, a change in cash used in accounts receivable of $1,670,984, a change in cash used in prepaid leases of $1,129,533 and a change in cash provided by advance payments of $ 2,069,536.

Net cash used in investing activity increased by $47,022, which is mainly due to cash expenditures on property and equipment.

Net cash provided by financing activities increased by $213,249 to $529,500 in the six months ended March 31, 2015 compared to $316,251 of the same period in 2014. This was due to related party loans the Company borrowed in six months ended March 31, 2015.

Working capital increased by $4,060,243 to $11,944,410 as of March 31, 2015 from $7,884,167 as of September 30, 2014. In order to stay competitive in the long-run, we leased 112,650 orange trees in the six months ended March 31, 2015. Based on the lease rate of approximately $65.1 (RMB400) per tree in 2014, the total lease amounts were $7.35 million (RMB 45.1 million) that were paid during the six months ended March 31, 2015.

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

As of March 31, 2015 and September 30, 2014, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $2,038,829 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making the assessment, management used the framework in “1992 Internal Control–Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of September 30, 2014 because a material weakness existed in our internal control over financial reporting. Specifically, the material weakness related to a lack of sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards in the preparation of the financial statement.

Remediation of Material Weaknesses

In July 2013, the Company hired a Chief Financial Officer and elected an audit committee. Our Chief Financial Officer has years of experience in audit and financial statement preparation under US GAAP and is Certified Public Accountant in the United States. Our audit committee consists of individuals with knowledge, skill and experience in accounting and financial matters. The audit committee chairman has extensive experience in financial audit and internal control audits of Chinese public companies and is a Chinese Certified Public Accountant and an International Certified Internal Auditor.

The Company has started holding regular seminars, briefings and training sessions to help employees stay current on recent developments of internal control procedure and new SEC rules and regulations and accounting pronouncements.

Management is establishing a formal process for closing the Company’s books and preparing and reviewing its financial statements, which includes all the appropriate closing and consolidating entries, as well as the preparation of the appropriate disclosures. In furtherance of this process, on a monthly basis the Company’s controller and manager of the accounting department will execute financial statements, review the adjusted entries and the closing entries and add accounting memos, if necessary.

Conclusion

The Company believes that these measures are addressing the internal control weaknesses over financial reporting as the Company continues the process of remediation of the material weaknesses. However, until these remediation measures have been tested, we cannot assure or report that the remediation was successful. We are committed to continually improving our internal control processes. Under the direction of the Audit Committee, management will continue to review and make changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing further improvements in policies and procedures and taking additional measures to address any control deficiencies. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures we implement as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

GENERAL AGRICULTURE CORPORATION

Date: May 12, 2015	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

