Form 10-Q
period 2015-06-30
General Agriculture Corp
filed 2015-08-12
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Number of shares of common stock outstanding as of August 9, 2015: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	September 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$9,584,318	$3,352,045
Accounts receivable	4,713,380	-
Inventory	3,781,529	4,951,273
Advance payments	554,518	2,189,956
Prepaid lease	4,541,216	3,773,379
Other current assets	19,132	11,572
Total Current Assets	23,194,093	14,278,225

Property and equipment, net	13,247,820	13,985,305
Other Assets
Intangibles, net	152,125	153,712
Prepaid leases, net of current portion	29,401,503	23,367,927
Total Other Assets	29,553,628	23,521,639

TOTAL ASSETS	$65,995,541	$51,785,169

LIABILITIES
Current Liabilities:
Short-term bank loans	$4,583,600	$4,547,200
Accounts payable and accrued expenses	240,814	276,443
Due to related parties	2,120,536	1,508,566
Customer deposits	1,784,330	-
Other current liabilities	104,990	61,849
Total Current Liabilities	8,834,270	6,394,058

Commitments and Contingencies

Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,583,925	2,539,170
Retained earnings	46,851,255	35,545,085
Accumulated other comprehensive income	2,814,927	2,395,692
Total stockholders’ equity	57,161,271	45,391,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,995,541	$51,785,169

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014

Sales	$2,123,558	$1,187	$22,588,007	$19,490,078

Cost of sales	887,888	4,877	10,063,740	8,252,270

Gross profit/loss	1,235,670	(3,690)	12,524,267	11,237,808

Operating expenses
Selling expenses	40,582	10,025	119,972	101,817
General and administrative expenses	172,213	468,135	904,662	1,095,461
Total operating expenses	212,795	478,160	1,024,634	1,197,278

Income (loss) from operations	1,022,875	(481,850)	11,499,633	10,040,530

Other income (expenses):
Government subsidy	-	-	-	491,016
Interest income	7,102	2,681	12,734	7,662
Interest expense	(70,029)	(84,641)	(214,119)	(229,741)
Other income (expense), net	20,970	(47,623)	52,677	(18,330)
Total other income (expenses)	(41,957)	(129,583)	(148,708)	250,607

Income (loss) before provision for income taxes	980,918	(611,433)	11,350,925	10,291,137

Provision for income taxes	-	-	-	-
Net income (loss)	980,918	(611,433)	11,350,925	10,291,137

Other comprehensive income (loss)
Foreign currency translation adjustment	90,504	85,751	419,235	(148,038)
Total comprehensive income (loss)	$1,071,422	$(525,682)	$11,770,160	$10,143,099

Earnings per share:
Basic and dulited	$0.06	$(0.04)	$0.71	$0.65

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net Income	$11,350,925	$10,291,137

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid leases	3,112,856	2,337,718
Depreciation and amortization	906,143	832,836
Changes in current assets and current liabilities:
Accounts receivable	(4,696,104)	(4,879,858)
Inventory	1,204,947	814,946
Advance payments	1,646,910	(6,647)
Prepaid leases	(9,672,872)	(8,505,396)
Other current assets	(11,746)	(387,666)
Accounts payable and accrued expenses	(35,232)	145,742
Customer deposits	1,777,790	1,522,508
Other current liabilities	40,858	27,854
Net cash provided by operating activities	5,624,475	2,193,174

Cash flows from investing activities:
Acquisition of property and equipment	(57,013)	(43,038)
Net cash used in investing activities	(57,013)	(43,038)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	5,542,680
Repayment of short-term bank loans	-	(5,542,680)
Proceeds from related parties, net	610,983	577,762
Net cash provided by financing activities	610,983	577,762

Effect of exchange rate changes on cash and cash equivalents	53,828	14,129

Net increase in cash and cash equivalents	6,232,273	2,742,027

Cash and cash equivalents – beginning of period	3,352,045	2,408,520

Cash and cash equivalents – ending of period	$9,584,318	$5,150,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$214,119	$229,741

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2014, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 11, 2014, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2014. Operating results for the three and nine months ended June 30, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	September 30,
	2015	2014
Period end RMB:USD exchange rate	0.1637	0.1624
Average RMB:USD exchange rate	0.1631	0.1627
Period end HKD:USD exchange rate	0.1290	0.1288
Average HKD:USD exchange rate	0.1290	0.1290

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. As of June 30, 2015 and September 30, 2014, no allowance was deemed necessary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of June 30, 2015 and September 30, 2014, no provisions were deemed necessary.

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

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $29,377 and $5,021 for the three months ended June 30, 2015 and 2014 respectively, and $66,511 and $12,161 for the nine months ended June 30, 2015 and 2014, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $2,857 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $21,773 and $25,112 for the nine months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and September 30, 2014, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended June 30, 2015, two customers accounted for 37% of the Company’s sales. For the three months ended June 30, 2014, no single customer accounted for more than 10% of the Company’s sales. For the nine months ended June 30, 2015, two customers accounted for 26% of the Company’s sales. For the nine months ended June 30, 2014, one customer accounted for 13% of the Company’s sales.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended June 30, 2015 and 2014, the Company did not outsource any navel oranges.

For the nine months ended June 30, 2015 and 2014, the outsourced navel oranges accounted for 23% and 25% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of June 30, 2015 and September 30, 2014, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-011, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	June 30, 2015	September 30, 2014
Raw material	$56,359	$68,780
Work in process	3,725,170	4,882,493
	$3,781,529	$4,951,273

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of June 30, 2015 and September 30, 2014, the Company had $554,518 and $2,189,956 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	September 30, 2014
Electronic equipment	$147,012	$142,956
Vehicles	296,608	303,345
Machinery and equipment	2,151,393	2,134,306
Buildings and improvements	7,849,533	7,787,198
Navel orange orchards	10,886,886	10,800,430
Subtotal	21,331,432	21,168,235
Less: Accumulated depreciation	8,083,612	7,182,930
Total	$13,247,820	$13,985,305

Depreciation expense was $288,675 and $232,765 for the three months ended June 30, 2015 and 2014, respectively, $903,336 and $830,029 for the nine months ended June 30, 2015 and 2014, respectively

Note 6 – Intangible Assets

Intangible assets consist of the following:

	June 30, 2015	September 30, 2014
Land use rights	$187,808	$186,317
Less: Accumulated amortization	35,683	32,605
Total	$152,125	$153,712

Amortization expense was $940 and $932 for the three months ended June 30, 2015 and 2014, respectively, $2,807 and $2,807 for the nine months ended June 30, 2015 and 2014, respectively.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $1,134,788 and $846,594 for the three months ended June 30, 2015 and 2014, and $3,112,856 and $2,337,718 for the nine months ended June 30, 2015 and 2014 respectively.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Prepaid Leases (Continued)

Lease expense attributable to future periods is as follows:

Twelve months ending June 30:
2016	$4,524,572
2017	4,524,572
2018	4,524,572
2019	4,524,572
2020	4,524,572
Thereafter	11,319,859
$33,942,719

Note 8 – Short-Term Bank Loans

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000), respectively. Pursuant to the Loan Agreements, the principal will be repaid on September 27, 2014 and October 3, 2014. The interest is being calculated using an annual fixed interest rate of 6.00% and is being paid monthly. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and Jiangjunhong Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as a guarantee fee for the above bank loans.  On the date of the loan expiration, should the Company fail to make their debt payment, Jiangjunhong Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  Both bank loans were repaid in September 2014.

On September 29, 2014, the Company entered into another short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and interest of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of June 30, 2015, the Company has drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

Note 9 – CUSTOMER DEPOSITS

Based on the sales contract, certain sales distributors of the Company are required to make security deposits. As of June 30, 2015 and September 30, 2014, the Company had customer deposits of $1,784,330 and $0, respectively.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Due to Related Party

As of June 30, 2015 and September 30, 2014, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $2,120,536 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

Note 11 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and nine months ended June 30, 2015 and 2014 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three and nine months ended June 30, 2015 and 2014, there was no income tax provision for the Company.

The US shell company has net operating losses amounting to approximately $2,073,033 and $1,497,945 as of June 30, 2015 and September 30, 2014. These carryforwards will expire, if not utilized by June 2035 and September 2034, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this uncertainty, we have provided a valuation allowance against the deferred tax asset relating to these NOL carryforwards. Management will review this valuation allowance periodically and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	Nine Months Ended June 30,
	2015	2014
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Statutory Reserve

For the nine months ended June 30, 2015, statutory reserve activity was as follows:

Balance – September 30, 2014	$2,539,170
Addition to statutory reserve	44,755
Balance – June 30, 2015	$2,583,925

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three and nine months ended June 30, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On June 28, 2013, at the Annual Meeting of stockholders the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation. On June 28, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Certificate of Incorporation was amended, effective as of July 12, 2013, to effect a reverse stock split of the Company’s shares of common stock. On July 12, 2013, the Company effected the 1 for 8 reverse split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 127,349,551 to 15,918,940. All share and per share amount have been retroactively adjusted to reflect this reverse split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

While our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the three and nine months ended June 30, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. Dollars (“$”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the U.S. GAAP.

Cash flows from the Company’s operations included in the statements of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into $at the rates used in translation.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2015	September 30, 2014
Period end RMB:USD exchange rate	0.1637	0.1624
Average Period RMB:USD exchange rate	0.1631	0.1627
Period end HKD:USD exchange rate	0.1290	0.1288
Average Period HKD:USD exchange rate	0.1290	0.1290

Results of Operations for the Three and Nine Months Ended June 30, 2015 Compared to the Three and Nine Months Ended June 30, 2014

Revenues

For the three months ended June 30, 2015, we had sales of $2,123,558, as compared to those of $1,187 for the three months ended June 30, 2014, a decrease of approximately $2,122,371 or 178801%. The decrease in net revenue is mainly because all navel oranges harvested in year 2013 were sold out before March 2014. However, navel oranges harvested in year 2014 were still sold in April 2015.

For the nine months ended June 30, 2015, we had sales of $22,588,007, as compared to those of $19,490,078 for the nine months ended June 30, 2014, an increase of approximately $3,097,929 or 15.9%. The increase is mainly because of the increase in the production of navel oranges and the increase in customer demand compared to the same period of last year.

Our sales volume and average unit sales price during three months ended June 30, 2015 and 2014 as shown below:

Three Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue (in US$)
June 30, 2015	2,283,275	0.93	2,123,558
June 30, 2014	N/A	N/A	1,187
Variance	N/A	N/A	N/A
% Variance	N/A	N/A	N/A

Our sales volume increased by approximately 14.4% for the nine months ended June 30, 2015, while the average unit sales price increased by approximately 0.7%, as shown below:

Nine Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue (in US$)
June 30, 2015	28,749,675	0.79	22,558,007
June 30, 2014	25,140,855	0.78	19,490,078
Variance	3,608,820	0.01	3,097,929
% Variance	14.4%	1.3%	15.9%

Cost of sales

Cost of sales increased by $883,011, from $4,877 for the three months ended June 30, 2014 to $887,888 for the three months ended June 30, 2015. Cost of sales increased by $1,811,470, or 22%, from $8,252,270 for the nine months ended June 30, 2014 to $10,063,740 for the nine months ended June 30, 2015. The increase in cost of sales for three and nine months ended June 30, 2015 was mainly because the price of navel oranges that we outsourced increased in cost compared to the same period of last year.

Gross profit and gross margin

Our gross profit was $1,235,670 for the three months ended June 30, 2015 as compared to gross deficit of $3,690 for the three months ended June 30, 2014.

Our gross profit was $12,524,267 for the nine months ended June 30, 2015 as compared to $11,237,808 for the nine months ended June 30, 2014, representing a gross margin of 55.4% and 57.7%, respectively. The changes in our gross profit margin for the three and nine months ended June 30, 2015 was mainly attributable to the different reasons discussed above. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; and (2) lower amortization of the land use right due to low acquisition cost.

Selling expenses

Selling expenses were $40,582 and $10,025 for the three months ended June 30, 2015 and 2014, respectively, an increase of $30,557. Selling expenses were $119,972 and $101,817 for the nine months ended June 30, 2015 and 2014, respectively, an increase of $18,155, or 17.8%, mainly due to increase in advertising and promotion.

Selling expenses for the three months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Shipping and handling	$2,857	$-	2,857	N/A
Compensation and related benefits	6,245	4,069	2,176	53.5%
Advertising and promotion	29,377	5,020	24,357	485.2%
Others	2,103	936	1,167	124.7%
Total	$40,582	$10,025	30,557	304.8%
Selling expenses as % of revenue	1.9%	N/A	N/A	N/A

Selling expenses for the nine months ended June 30, 2015 and 2014 consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Shipping and handling	$21,773	$25,112	(3,339)	-13.3%
Compensation and related benefits	18,645	26,143	(7,498)	-28.7%
Advertising and promotion	66,511	12,160	54,351	447%
Others	13,043	38,402	(25,359)	-66.0%
Total	$119,972	$101,817	18,155	17.8%
Selling expenses as % of revenue	0.53%	0.52%	0.01%	1.9%

General and administrative expenses

General and administrative expenses amounted to $172,213 for the three months ended June 30, 2015, as compared to $468,135 for the same period in 2014, a decrease $295,922 or 63.2%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	$70,753	$73,694	(2,941)	-4.0%
Depreciation	28,079	25,628	2,451	9.6%
Professional service	64,502	344,742	(280,240)	-81.3%
Office expenses	5,118	3,648	1,470	40.3%
Meals and entertainment	590	20,423	(19,833)	-97.1%
Other	3,171	-	3,171	-
Total	$172,213	$468,135	(295,922)	-63.2%
G&A expense as a percentage of revenue	8.1%	N/A	N/A	N/A

General and administrative expenses amounted to $904,662 for the nine months ended June 30 2015, as compared to $1,095,461 for the same period in 2014, a decrease $190,799 or 17.4%. General and administrative expenses consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	$228,464	$242,157	(13,693)	-5.7%
Depreciation	75,006	73,393	1,613	2.2%
Professional service	498,124	651,188	(153,064)	-23.5%
Office expenses	14,665	10,599	4,066	38.4%
Meal and entertainment	16,330	40,758	(24,428)	-59.9%
Other	72,073	77,366	(5,293)	-6.8%
Total	$904,662	$1,095,461	(190,799)	-17.4%
G&A expense as a percentage of revenue	4.0%	5.6%	-1.6%	-28.6%

Professional service fees was $65,042 and $498,124 during three and nine months ended June 30, 2015, as compared to $344,742 and $651,188 for the same period in 2014, a decrease of $280,240 and $153,064 or 81.3% and 23.5%, mainly due to expenses related to costs of the Company listing requirements paid during three and six months ended June 30, 2014.

Income (loss) from operations

For the three and nine months ended June 30, 2015, income from operations were $1,22,875 and $11,499,633, as compared to loss from operations of $481,850 and income from operations of $10,040,530 for the same period in 2014, an increase of $1,504,725 and $1,459,103 or 312.3% and 14.5%, mainly due to the reasons presented above.

Other income (expenses)

For the three and nine months ended June 30, 2015 and 2014, other expenses amounted to $41,957 and $148,708 as compared to other expense of 129,583 for the three months ended June 30, 2014 and other income of 250,607 for the nine months ended June 30, 2014.

The primary element of other income (expenses) during three and nine months ended June 30, 2015 and 2014 was interest expenses relating to loans from bank. For the three and nine months ended June 30, 2015, interest expenses were $70,029 and $214,119 as compared to $84,641 and $229,741 for the same period in 2014 The decrease in interest expenses was mainly due to the decrease in loan principal. The Company received government subsidy of $491,016 during nine months ended June 30, 2014.

Income tax expense

For the three and nine months ended June 30, 2015 and 2014, income tax was $0. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three and nine months ended June 30, 2015 and 2014 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its inception. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three and nine months ended June 30, 2015 and 2014, there was no income tax provision for the Company.

Net income

As a result of the factors described above, our net income for the three and nine months ended June 30, 2015 were $980,918 and $11,350,925 respectively. For the three and nine months ended June 30, 2014 our net loss was $611,433 and net income was $10,291,137, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $90,504 for the three months ended June 30, 2015 as compared to $85,751 for the same period in 2014, and foreign currency translation gain of $419,235 for the nine months ended June 30, 2015 as compared to a loss of $148,038 for the same period in 2014,. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

For the three and nine months ended June 30, 2015, comprehensive income of $1,071,422 and $11,770,160 were derived from the sum of our net income of $980,918 and $11,350,925 plus foreign currency translation gain of $90,504 and $419,235, respectively.

For the three and nine months ended June 30, 2014, comprehensive loss of $525,682 and comprehensive income of $10,143,099 were derived from the sum of our net loss of $611,433 plus foreign currency translation gain of $85,751, the sum of our net income of $10,291,137 plus foreign currency translation loss of $148,038, respectively.

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

As of June 30, 2015 and September 30, 2014, our balance of cash and cash equivalents was $9,584,318 and $3,352,045, respectively, an increase of $6,232,273 or 185.9%, mainly due to net cash provided by operating activities.

The following summarizes the key components of the Company’s cash flows for the nine ended June 30, 2015 and 2014:

	Nine Months Ended June 30,		Increase/decrease
	2015	2014	$	%
Net cash provided by operating activities	$5,624,475	$2,193,174	3,431,301	156,.5%
Net cash used in investing activities	(57,013)	(43,038)	(13,975)	32.5%
Net cash provided by financing activities	610,983	577,762	33,221	5.7%
Effect of foreign currency translation	53,828	14,129	39,699	281.0%
Net increase in cash and cash equivalents	$6,232,273	$2,742,027	3,490,246	127.3%

In summary, our cash flows were:

Net cash provided by operating activities increased by $3,431,301 to $5,624,475 in the nine months ended June 30, 2015, from net cash provided by operating activities of $2,193,174 for the same period in 2014. These changes were mainly caused by the following factors: a change in net income of $1,059,788, a change in cash provided by advance payments of $1,653,557, a change in cash used in prepaid leases of $1,167,476.

Net cash used in investing activity increased by $13,975, which is mainly due to cash expenditures on property and equipment.

Net cash provided by financing activities increased by $33,221 to $610,983 in the nine months ended June 30, 2015 compared to $577,762 of the same period in 2014. This was due to related party loans the Company borrowed in nine months ended June 30, 2015.

Working capital increased by $6,475,656 to $14,359,823 as of June 30, 2015 from $7,884,167 as of September 30, 2014. In order to stay competitive in the long-run, we leased 112,650 orange trees in the nine months ended June 30, 2015. Based on the lease rate of approximately $65.2 (RMB400) per tree in 2014, the total lease amounts were $7.35 million (RMB 45.1 million) that were paid during the nine months ended June 30, 2015.

As we are a good credit customer listed by the lending bank, we do not foresee any difficulty to renew our short-term bank loans at their maturity dates.

On September 29, 2014, the Company entered into a short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the Loan Agreements, the principle will be repaid on July 28, 2015. The interest is being calculated using an annual fixed interest rate of 6.6%. The loan is secured by the funds deposited by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, and guaranteed by Xingping Hou, CEO of the Company and Ganzhou Jinshengyuan Guarantee Co., Ltd., with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 29, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Jinshengyuan Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan; and on the same day, General Preservation and Ganzhou Jinshengyuan Guarantee Co., Ltd. entered into another cross-guarantee agreement, pursuant to which, General Preservation shall mortgage its real properties and equipment to such third party guarantee. The term of these guarantees are for two years. On the date of the loan expiration, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. As of September 30, 2014, the Company has drawn down $4,547,200 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

As of June 30, 2015 and September 30, 2014, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $2,120,536 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENERAL AGRICULTURE CORPORATION

Date: August 12, 2015	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

