Form 10-K
period 2015-09-30
General Agriculture Corp
filed 2015-12-29
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,754,849 shares of common stock held by non-affiliate shareholders) was $19,149,729.9.

On December 1, 2015, we had 15,918,940 shares of common stock issued and outstanding.

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

Led by a management team with extensive experience in the industry, we have put in place several investment programs that have allowed us to achieve our current strong position in the domestic market, with our scale and scope evidenced by the following:

•	During fiscal year 2015, we sold over 28,750 metric tons of navel oranges, which generated sales revenue of $22.5 million and 55.4% net margin.

•	We established significant orchards with approximately 26,585 mu of land (4,380 acres, a “mu” is a Chinese acre equal to approximately 0.16 acres) in Ganzhou, Jiangxi Province, with the number of planted trees growing by over 90% from 536,586 orange trees at the end of fiscal year 2012 to 1,022,014 orange trees at the end of the fiscal year 2015.

•	We constructed one of the largest navel orange temperature-controlled facilities in the country which is 19,176 square meters (approximately 4.74 acres) with a 7,000 metric ton storage capacity.

•	Numerous honors and certifications awarded to our company and our “General Red” brand name for the quality of our oranges, including the “High Quality Navel Orange” awarded by China (Ganzhou) Navel Orange Festival committee, and “China Famous Fruit” awarded by China Fruit Distribution Association.

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

Navel Orange Production

The navel orange industry has been growing rapidly in China due to governmental support and an increase in demand for navel oranges, with the domestic production growing from 270,000 metric tons in 2000 to 3,140,000 metric tons in 2013, with the compound annual growth rate of 21%. The Ministry of Agriculture and the Municipal Government of Ganzhou, Jiangxi Province, have provided incentives to encourage the production of navel oranges, including tax reduction, subsidies, free education, seedling promotion, and production standardization. As a result, the domestic production is forecasted to further grow at 8% annual rate within the next three years, according to Beijing Huaqing Zongheng Information and Statistics Center.

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

We believe that the scale of our operations represents a key success factor and we have made continuous efforts to increase the size of our orchards and land planting area, as presented by the table below. In addition, we have been able to grow the number of planted navel orange trees in our orchards by over 90% between 2012 and 2015, from 536,586 trees to 1,022,014 trees.

Land Planting Area(1)
in mu (acres)	Sept-2013	Sept-2014	Sept-2015

Own Orchards	10,028 mu (1,652 acres)	10,028 mu (1,652 acres)	10,028 mu (1,652 acres)

Leased Orchards	10,085 mu (1,661 acres)	14,398 mu (2,371 acres)	16,557 mu (2,728 acres)

Total	20,113 mu (3,313 acres)	20,113 mu (4,023 acres)	26,585 mu (4,380 acres)

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

For the leased orchards, we adopt a different model. Prior to the growing season, the farmers enter into short-term sales contracts with us, which provide that we will purchase a specified quantity of oranges from the farmers, based on weight, at a specified purchase price. We divide the production yield with farmers, so that 60% of all product is for us, and 40% is for the farmers. These contracts further provide that we are only obligated to purchase those oranges that meet our quality specifications. We believe that this is an attractive model for farmers, as it allows them to bypass the logistics and added costs of going through wholesale or retail markets to sell their oranges. This model is also beneficial to us because we have an ongoing supply of oranges, which we know are grown according to our specifications enabling us to consistently maintain our high level of quality. In addition to production in our owned and leased orchards, we buy navel oranges from outside parties. However, the production volume from our owned and leased orchards has increased from 35% of total sales in fiscal year 2009, to 72% in fiscal year 2012, 78% in fiscal year 2013, 84% in fiscal year 2014, and 84% in fiscal year 2015.

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

Our Competitive Strengths

Our current strong market position and potential future growth can be attributed to the following key factors and competitive strengths:

•	Our vertically integrated operations, which allow us to exercise a better control of the quality of our products and generate higher margins;

•	The strategic location of our planting areas, which affords us numerous advantages, including desirable climate conditions and soil for c_ultivating organic oranges, as well as proximity to China’s extensive transportation network;

•	Our product quality and brand name, for which we have received more than 20 honors related to our navel oranges and our preservation facility;

•	Our controlled atmosphere storage and preservation technology, which allows us to maintain a storage period of up to 6 – 8 months, improve orange appearance and color, and retain a fresh flavor, and which we believe enables us to sell navel oranges at a higher price during the off-season when other producers may not have sufficient supply; and

•	Our management and expert team, which has developed extensive expertise through formal education on farming techniques, in-house training and several years of experience in the navel orange industry.

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

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)				Storage
			Area of Organic	Sorting Line	Facility	Leading
	Total Area		Planting Base for	Capacity	Capacity	Enterprise
Company Name	(mu)	(acres)	Navel Orange	(ton/hour)	(tons)	Qualification [1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	823	None	50	20000	Provincial Level

Jiangxi Yangshi Fruit Co., Ltd.	None	None	None	120	20,000	Provincial Level

Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	5,600	922	None	30	None	Provincial Level

Jiangxi Shengwei Fruit Industry Co., Ltd.	None	None	None	20	8000	None

Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	494	None	None	None	None

Xinfeng County Yuhe Agricultural Development Co., Ltd.	None	None	None	65	30,000	Provincial Level

Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	494	None	40	5,000	Provincial Level

Huichang County Lvfeng Fruit Industry Co., Ltd.	None	None	None	20	9,000	Provincial Level

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

Increasing Navel Orange Orchards in Gannan:  within the next two years, we will continue to build, acquire and lease navel orange orchards in the Gannan region, because of the geographic advantages of Gannan presented earlier. Our strategy will focus primarily on increasing the size of our orchards by entering into lease agreements with other land owners. During the year ending September 30, 2015 and 2014, we leased 112,650 and 207,502 additional orange trees in Gannan, respectively.

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

The ratio of outside supplies of navel oranges has declined from approximately 55% in fiscal year 2011 to 28% in fiscal year 2012, 23% in fiscal year 2013, 16% in fiscal year 2014 and 16% in fiscal year 2015, due to the increase in navel orange trees that we own and lease.

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

Set forth below is a list of our top five customers during the year ended September 30, 2015:

Customer	Percentage of total sales
Sichun Huaxinghongcheng Investment Co., Ltd	14%
Beijing Laoliao Fruit Trade Co., Ltd.	12%
Shenzhen Jialun Xingnong Fruit Trade Co., Ltd.	8%
Beijing Green Area Fruit Co., Ltd.	8%
Feng Xin	7%

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

PRC Government Regulation

Environmental Matters

We are subject to a variety of governmental regulations related to environmental protection. The environmental regulations applicable to us primarily include the PRC Environmental Protection Law, the Environment Impact Evaluation Law, the PRC Water Pollution Prevention and Control Law, the Implementation Rules of the PRC Water Pollution Prevention and Control Law, the PRC Air Pollution Prevention and Control Law, the Implementation Rules of the PRC Air Pollution Prevention and Control Law, the PRC Solid Waste Pollution Prevention and Control Law.

According to PRC Environmental Protection Law, measures must be taken to protect the ecological environment while natural resources are being developed or utilized.

According to the Environment Impact Evaluation Law, to commence production which may potentially lead to environmental pollution during the course of production, an environmental impact evaluation report or form should be prepared to provide a complete and detailed evaluation of the potential pollution as well as the impact on the environment. Such environmental impact appraisal report or form should be submitted to the environment protection authorities for approval.

In order to comply with these requirements, we may need to spend certain amounts of money and other resources from time to time to (i) construct or acquire new equipment, (ii) conduct Environment Evaluation for the expansion of our business if required by governmental authority, (iii) use pesticide properly and keep ecological environment of the land, (iv) modify, upgrade, or replace existing and proposed equipment and (v) clean up or decommission our facilities or other locations to which our wastes have been sent.

We believe that we have completed environment evaluation report for our orange storage warehouses and selection and packaging line which was approved by local bureau of environmental protection, and are compliant with PRC environmental guidelines and regulations in all material respects.

We are not aware of any significant costs or effects of our compliance with environmental laws.

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

Forest Laws

The PRC Forestry Law passed by the Standing Committee of the National People’s Congress on April 29, 1998 and effective as of July 1, 1998, as well as its implement rules promulgated by State Council on January 29, 2000 (“Forest Law”), is enacted to protect, cultivate and reasonably use of forest resources. It governs the afforestation, cultivation, felling, utilization, management and administration of forests within the PRC territory. PRC Forestry Law divided the forests into the following five categories: (1) Protection forests: forests, trees and bushes mainly aimed at protection, inclusive of water source storage forests, forests for water and soil conservation, wind protection and sand bind forests, forests for farmland and grassland protection, river bank protective belts and road protection belts; (2) Timber stands: forests and trees mainly at timber production, inclusive of bamboo groves mainly aimed at bamboo production; (3) Economic forests: trees mainly aimed at the production of fruits; edible oils, soft drinks and ingredients; industrial raw materials; and medicinal materials; (4) Firewood forests: trees mainly aimed at the production of fuels; (5) Forests for special uses: forests and trees mainly aimed at national defense, environmental protection and scientific experiments, inclusive of national defense forests, experimental forests, parent stands, environmental protection forests, scenic beauty forests, trees for sites of historical interests and the forests of natural protection areas. Forest Law prohibits land reclamation at the expense of deforestation, rock quarrying, sand quarrying, soil extracting and other activities at the expense of deforestation. The Company believes it is in material compliance with the Forestry Law.

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

Trademarks

Through General Fruit and General Preservation, we are licensed to use the following trademarks registered with the Trademark Office, State Administration for Industry and Commerce in the PRC:

We plan to file for an extension with the appropriate trademark offices before expiration of the trademarks listed above.

Employees

Currently, we have 81 employees and temporary staff. Set forth below is a breakdown of our employees by category:

Category	Number of employees
Administrative and finance	26
Sales and marketing	3
Technician	5
Workers*	47

*	The number of workers we hired for seasonal work was 43.

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

We have established orchards on approximately 26,585 mu of land (4,380 acres). We also established one of the largest temperature facilities in the PRC with a 7,000 metric ton storage capacity in which we preserve and package our navel oranges. During fiscal year 2015, we sold over 28,750 metric tons of navel oranges. Even though we are one of the largest integrated navel orange companies with both growing areas and post-harvest processing, our competitors are pure navel orange growers, pure post-harvest processors, or both. The largest competitor in navel orange growing is Jiangxi Wangpin Agricultural Science and Technology Development Co. Ltd. with approximately 5,600 mu (992 acres) of navel orange groves. The largest competitors in post-harvest processing and preservation are Anyuan Shengda Fruit Industrial Co. Ltd with approximately 20,000 metric tons of preservation capacity, and Xinfeng Yuhe Agricultural Development Co. Ltd. with approximately 30,000 metric tons of preservation capacity.

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

Substantially all of our sales are generated from the PRC. In 2012, 2014 and 2015 approximately 1% or less of our revenues were generated from export of our oranges outside of the PRC. In 2013 no sales were generated from export outside of the PRC. Although we have explored the exportation of oranges outside of the PRC, at this time we anticipate that sales of our oranges in the PRC will continue to represent all or substantially all of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

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

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in the PRC over melamine-contaminated milk in 2008 adversely impacted PRC food exports of milk and dairy products, with several countries banning the import of all PRC milk and milk products even though the contamination was localized to certain companies. Our success depends on our ability to maintain the quality of our products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish our image and may cause consumers to choose other products. However, most of our sales are generated from the PRC and not from exports. Although we have explored the exportation of oranges outside of the PRC, at this time we anticipate that sales of our oranges in the PRC will continue to represent all or substantially all of our total sales in the near future.

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

Our earnings may be affected by the price of our oranges. There are many factors influencing the price including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result we are not able to predict with certainty what price we will receive for our products. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed to achieve the maximum profitability. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may drive the prices higher. Shortages often result from adverse growing conditions which can reduce the availability of the agricultural products affected. Since multiple variables can affect supply and demand, we cannot accurately predict or control from year to year what prices, either favorable or unfavorable, it will receive from the market.

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

Our products are sold solely through distributors, and those distributors are responsible for ensuring that our oranges are kept at the right temperature to be fresh and meet shelf life terms. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Furthermore, if any of our distributors sell inferior products under our brand name or do not store our oranges at the right temperature, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult.

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

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. We do not currently maintain insurance policies to cover the occurrence of such accidents. Losses or payments incurred may have a material adverse effect on our operating performance because such losses are not insured.

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

Under the PRC Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. In 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on July 27, 2011, the SAT issued the Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, to provide more guidance on the implementation of SAT Circular 82; the bulletin became effective on September 1, 2011. SAT Bulletin 45 clarified certain issues in the areas of resident status determination, post-determination administration and competent tax authorities’ procedures.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered as a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) more than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 specifies that when provided with a copy of Chinese tax resident determination certificate from a resident Chinese controlled offshore incorporated enterprise, the payer should not withhold 10% income tax when paying the Chinese-sourced dividends, interest, royalties, etc. to the Chinese controlled offshore incorporated enterprise.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups and not those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect the SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

If the PRC tax authorities determine that we or any of our non-PRC subsidiaries is a PRC resident enterprise for PRC enterprise income tax purposes, then we or any such non-PRC subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

If the PRC tax authorities determine that our company is a PRC resident enterprise for PRC enterprise income tax purposes, gains realized on the sale or other disposition of shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. Any such tax may reduce the returns on your investment in the shares.

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

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

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

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. However, we cannot compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from the foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from the foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary or other penalties. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly prohibits foreign-invested enterprises from using registered capital settled in RMB converted from foreign currencies to grant loans through entrustment arrangements with a bank, repay inter-company loans or repay bank loans that have been transferred to a third party. Circular 142 and Circular 45 may significantly limit our ability to transfer the net proceeds from this offering to our PRC subsidiary and to convert such proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC. On March 30, 2015, SAFE issued the Circular on Reform of the Administrative Rules of the Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015 and supersede Circular 142 when it becomes effective. SAFE Circular 19 has made certain adjustments to some regulatory requirements on the settlement of foreign exchange capital of foreign-invested enterprises, and some foreign exchange restrictions under SAFE Circular 142 are expected to be lifted. However, considering that SAFE Circular 19 is lately promulgated, it is unclear how it will be implemented and there exist high uncertainties with respect to its interpretation and implementation by authorities.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, including SAFE Circular 142 and SAFE Circular 19, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we received from this Offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Under PRC law, land is owned by state or rural collective economic organizations. The state issues tenants the rights to use property. We have paid a land grant fee for land use rights indicated in Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051) and have been granted land use rights on such land. We also have land operating rights in orchards allocated by the local government. The local governmental authorities may provide allocated land use rights to us for free use or at a discounted levy rate given our contribution to the development of the local economy. However, pursuant to theCatalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “Catalogue”), the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities. We, as a privately owned agricultural producer, may not be qualified to be granted such land use rights for allocated land according to the Catalogue. Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right. If we hold allocated land use rights, rather than granted land use right, we may need additional governmental approval for disposal of such land use right.

Rights to use land can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent.

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

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008 and amended in December 2012. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

The Company is currently authorized to issue up to 200,000,000 shares of common stock of one class, of which 15,918,940 shares were issued and outstanding as of December 1, 2015. The Company’s board of directors may decide from time to time to issue additional shares, or securities convertible into, exchangeable for or representing rights to acquire our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to our current shareholders that may adversely impact its current shareholders.

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

ITEM 2. PROPERTIES

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

No.		Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2049)	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

2		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2050)	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

3		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2051)	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

4		General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2052)	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

5		General Preservation	State-owned Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051)	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055

6		General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020

		General Fruit	Lease from various people (7)	2,258.4	Orchards	Ningdu county	December 31, 2022

		General Fruit	Lease from 1 person	500	Orchards	Yudu county	December 31, 2022

		General Fruit	Lease from various people(3)	841.3 mu	Orchards	Ningdu county	December 31, 2024

7		General Fruit	Lease from various people (20)	4,765 mu	Orchards	Xingguo county	December 31, 2020

		General Fruit	Lease from 1 person	1,318	Orchards	Xingguo county	December 31, 2024

8		General Fruit	Lease from one Company	4,532 mu	Orchards	Xingguo county	December 31, 2023

9		General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064

1	0	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,608 mu	Orchards	Xingguo county	Various, from 2031 to 2034

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

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2015 and 2014. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended September 30, 2015

	High	Low
Quarter ended September 30	$5.10	5.10
Quarter ended June 30	5.10	5.10
Quarter ended March 31	5.10	5.10
Quarter ended December 31	5.10	5.10

Year Ended September 30, 2014

	High	Low
Quarter ended September 30	$5.10	5.10
Quarter ended June 30	5.10	5.10
Quarter ended March 31	5.10	5.10
Quarter ended December 31	5.10	5.10

Holders of Common Stock

As of December 1, 2015, there were approximately 630 record holders of Common Stock. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2015, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2015, the Company made no sales of unregistered shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto, for the fiscal years ended September 30, 2015 and 2014, included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates — Foreign currency translation” below for information concerning the exchanges rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

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

General Fruit was formed in Xingguo County, Jiangxi Province, under the corporate laws of the PRC on March 5, 2003. The primary business of General Fruit is to grow and sell navel oranges. On July 14, 2008, after a series of equity transfer agreements, General Fruit acquired 90% interest in Xingguo General Red Navel Orange Preservation Company, Ltd. (“General Preservation”). On July 25, 2010, General Fruit purchased the remaining 10% interest in General Preservation from Xingping Hou, the minority stockholder, for $295,000 (RMB 2,000,000) and owns 100% of General Preservation thereafter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements for the years ended September 30, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Land use rights with a finite useful life are amortized on a straight-line basis over their estimated useful life of 50 years.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. Dollars (“$”). Greater China International’s functional currency is the Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is the Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income.

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

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2015	2014
Period end RMB:USD exchange rate	0.1572	0.1624
Average RMB:USD exchange rate	0.1622	0.1627
Period end HKD:USD exchange rate	0.1290	0.1288
Average HKD:USD exchange rate	0.1290	0.1290

Results of Operations for the Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014

Revenues

For the year ended September 30, 2015, we had net revenues of $22,463,365, as compared to those of $19,451,820 for the year ended September 30, 2014, an increase of approximately $3,011,545 or 15.5%. The increase in net revenue is mainly because the quantity of navel oranges sold in the year ended September 30, 2015 increased approximately 3,608,820, or 14.4% compared to the quantity of navel oranges sold in the year ended September 30, 2014, and the unit price increased 0.01 or 1.3% to $0.78 per KG during the year ended September 30, 2015 from $0.77 per KG during the year ended September 30, 2014.

Years ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
September 30, 2015	28,749,675	0.78	22,463,365
September 30, 2014	25,140,855	0.77	19,451,820
Variance	3,608,820	0.01	3,011,545
% Variance	14.4%	1.3%	15.5%

Cost of sales

Cost of sales increased by $1,817,444, or 22.2%, from $8,195,629 for the year ended September 30, 2014 to $10,013,073 for the year ended September 30, 2015. The increase is attributable to the increase in volume of sales and an increase in the unit price of outsourced navel oranges during the year ended September 30, 2015 compared last year.

Gross profit

Our gross profit was $12,450,292 for the year ended September 30, 2015 as compared to $11,256,191 for the year ended September 30, 2014, representing a gross margin of 55.4% and 57.9%, respectively. The decrease of 2.4% in our gross profit margin for the year ended September 30, 2015 was mainly attributable to the reasons in the above discussion of cost of sales. The higher gross margin was primarily due to (1) the synergy between the complete chains of the production process from planting, preserving to packaging; (2) lower amortization of land use rights due to the lower acquisition cost in the current year.

Selling expenses

Selling expenses were $140,829 and $151,142 for the years ended September 30, 2015 and 2014, respectively, a decrease of $10,313 or 6.8%, mainly due to a decrease in advertising and marketing since our products have built a good reputation on the market. Selling expenses consisted of the following:

	Years Ended September 30,		Increase/decrease
	2015	2014	$	%
Shipping and handling	21,653	25,062	(3,409)	-13.6%
Compensations and related benefits	24,763	31,167	(6,404)	-20.5%
Advertising and promotion	66,598	52,132	14,466	27.7%
Others	27,815	42,781	(14,966)	-35.0%
Total	140,829	151,142	(10,313)	-6.8%
Selling expenses as % of revenue	0.63%	0.78%	-0.15%	-19.2%

General and administrative expenses

General and administrative expenses amounted to $1,146,228 for the year ended September 30, 2015, as compared to $1,306,695 for the same period in 2014, a decrease of $160,467 or 12.3%. General and administrative expenses consisted of the following:

	Years Ended September 30,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	300,699	346,290	(45,591)	-13.2%
Depreciation	99,230	97,077	2,153	2.2%
Professional services	602,814	695,912	(93,098)	-13.4%
Office expenses	20,036	16,828	3,208	19.1%
Meals and entertainment	17,231	44,513	(27,282)	-61.3%
Other	106,218	106,075	143	0.1%
Total	1,146,228	1,306,695	(160,467)	-12.3%
G&A expense as a percentage of revenues	0.51%	6.72%	-6.21%	-92.4%

Professional service fees decreased by $93,098 due to lower costs in connection with the Company’s proposed public offering incurred during the year ended September 30, 2015.

Meals and entertainment decreased by $27,282 due to more strict control in expenditures and the decrease in marketing since our products have built good reputations in the markets during the year ended September 30, 2015.

Income from operations

For the year ended September 30, 2015, income from operations was $11,163,235, as compared to $9,798,354 for the year ended September 30, 2014, an increase of $1,364,881 or 13.9%, mainly due to the reasons discussed above.

Other income (expenses)

For the years ended September 30, 2015 and 2014, other expenses amounted to $162,612 as compared to other income of $99,161 for the same period in 2014. For the years ended September 30, 2015 and 2014, other expenses mainly included: (i) interest expense, which decreased by $74,189 or 23.6%. The decrease in interest expense was mainly because the Company paid off the short-term bank loan in July 2015, and (ii) received government subsidies income of $477,036 during the year ended September 30, 2014.

Income tax expense

For the years ended September 30, 2015 and 2014, income tax amounted to $0. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the years ended September 30, 2015 and 2014 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the years ended September 30, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the years ended September 30, 2015 and 2014, there was no income tax provision for the Company.

Net income

As a result of the factors described above, our net income for the years ended September 30, 2015 and 2014 was $11,000,623 and $9,897,515, respectively.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $1,872,132 and $153,500 for the years ended September 30, 2015 and 2014, respectively. These non-cash loss had the effect of decreasing our reported comprehensive income

Comprehensive income

For the years ended September 30, 2015 and 2014, comprehensive income of $9,128,491 and $9,744,015 were derived from the sum of our net income of $11,000,623 and $9,897,515 plus foreign currency translation losses of $1,872,132 and $153,500, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China. The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of September 30, 2015 and 2014, our balance of cash and cash equivalents was $464,046 and $3,352,045, respectively, a decrease of $2,887,999 or 86.2%, mainly due to net cash used in financing activities.

The following summarizes the key components of the Company’s cash flows as follows:

	Years Ended September 30,		Increase/decrease
	2015	2014	$	%
Net cash provided by operating activities	$3,196,495	$1,226,381	1,970,114	160.6%
Net cash used in investing activities	(22,475)	(83,206)	60,731	-73.0%
Net cash used in financing activities	(5,968,118)	(189,030)	(5,779,088)	3057.2%
Effect of foreign currency translation	(93,901)	(10,620)	(83,281)	784.2%
Net decrease (increase) in cash and cash equivalents	$(2,887,999)	$943,525	(3,831,524)	-406.1%

In summary, our cash flows were:

Net cash provided by operating activities increased in the year ended September 30, 2015 by $1,970,114 to $3,196,495 from net cash provided by operating activities of $1,226,381 for the year ended September 30, 2014. These changes were mainly brought about by the following factors: a change in net income of $1,103,108, a change in cash used in advance payment of $573,861 and a change in prepaid leases of $1,255,579.

Net cash used in investing activity decreased by $60,731, from $83,206 to $22,475 in the year ended September 30, 2015 compared to the same period ended in 2014, which is mainly due to less cash expenditures on property and equipment.

Net cash used in financing activities increased by $5,779,088 to $5,968,118 in the year ended September 30, 2015 from $189,030 used in financing activities at the same period ended in 2014. This was due to repayment of $1,426,518 of loans from related parties loans and of $4,541,600 of short-term bank loans.

Working capital increased by $6,919,187 to $14,803,354 as of September 30, 2015 from working capital of $7,884,167 as of September 30, 2014. In order to stay cost competitive in the long-run, we leased 112,650 orange trees in the year ended September 30, 2015. Based on the lease rate of approximately $64.88 (RMB400) per tree in 2015, the total lease amounts were $7.3 million (RMB 45.1 million) during the year ended September 30, 2015.

As we are listed by our lending bank as a good credit customer, we believe that we will be able to borrow short-term bank loans if requirements are met. During the year ended September 30, 2015, the Company paid off $4.5 million (RMB28,000,000) of short-term bank loans to Agricultural Development Bank of China.

On September 29, 2014, the Company entered into short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and interest of 6.6%. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of June 30, 2015, the Company has drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

On October 13, 2015, the Company entered into a short-term bank loan agreements with Agricultural Development Bank of China for RMB 26 million (about $4.1M). Pursuant to the Loan Agreements, the principle will be due on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, and also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company will pay 4% of the principle to the guarantor as a guarantee fee for the above bank loan. As of the report date, the Company received RMB10,000,000 ($1,572,000) of the loan. This bank loan is for working capital purposes.

As of September 30, 2015 and 2014, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $154,571 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were primarily utilized to pay various professional fees involved with the being the public company in the U.S.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated audited financial statements and notes of General Agriculture Corporation and subsidiaries as of September 30, 2015 and 2014 are thereto attached as Annex at the end of this Form 10-K Annual Report.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, subject to certain material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

As disclosed in our Form 10K for the year ended September 30, 2014, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective because a material weakness existed in our internal control over financial reporting. Specifically, the material weakness related to a lack of sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards in the preparation of the financial statement.

Remediation of Material Weaknesses

In July 2013, the Company hired a Chief Financial Officer and elected an audit committee. Our Chief Financial Officer has years of experience in audit and financial statement preparation under US GAAP and is a Certified Public Accountant in the United States. Our audit committee consists of individuals with knowledge, skill and experience in accounting and financial matters. The audit committee chairman has extensive experience in financial audit and internal control audits of Chinese public companies and is a Chinese Certified Public Accountant and an International Certified Internal Auditor.

In the third and fourth quarters of 2015, the Company began holding regular seminars, briefings and training sessions to help employees stay current on recent developments of internal control procedure and new SEC rules and regulations and accounting pronouncements.

Additionally, in the third and fourth quarters of 2015 management established a formal process for closing the Company’s books and preparing and reviewing its financial statements, which includes all the appropriate closing and consolidating entries, as well as the preparation of the appropriate disclosures. In furtherance of this process, on a monthly basis the Company’s controller and manager of the accounting department execute financial statements, review the adjusted entries and the closing entries and add accounting memos, if necessary. Testing of the effectiveness of new process is planned in the fiscal year ending September 30, 2016.

Conclusion

As of September 30, 2015, we completed our remediation efforts related to this material weakness by hiring a Chief Financial Officer and electing an audit committee and establishing a formal process for closing the Company’s books and preparing and reviewing its financial statements. Management believes the foregoing efforts have effectively remediated the material weakness. However, until these remediation measures have been tested, we cannot assure or report that the remediation was successful. We are committed to continually improving our internal control processes.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above there were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our current directors, executive officers and director nominee.

Name	Age	Position
Xingping Hou	55	Director, Chairman, Chief Executive Officer and President
Yanhong (Amy) Xue	43	Chief Financial Officer
Shaokang Zeng	37	Director, Secretary and Treasurer
Liwei Jia	37	Independent Director
Wei Lu	40	Independent Director
Hongcai Li	42	Independent Director

Xingping Hou, 55 has been the Company’s Chairman of the Board, Chief Executive Officer and President since July 2012. Mr. Hou has served as the Executive Director, Manager of General Fruit since March 2003 and as the Executive Director, Manager of General Preservation since July 2003. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. He has also served as the Chairman of the Board and President of General Red International, Inc. since November 2007. Since May 2011, Mr. Hou has served as the Chief Executive Officer, President and Chairman of General Red Holding, Inc. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou graduated from the PLA Nanchang Army Institute. Mr. Hou brings historical and operational expertise and experience to the Board. Mr. Hou also brings many years of food industry experience to the Board. Mr. Hou devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Amy Xue, 43, is the Chief Financial Officer of the Company. She has extensive experience in U.S. GAAP financial reporting and public accounting, and she has performed audit and accounting services for a number of listed companies in a variety of industries. From October 2010 to June 2013, she was the partner of Wall Street CPA Services, LLC, an accounting firm in New York City that provided financial advisory and accounting services to listed and unlisted companies. From September 2007 to October 2010, Ms. Xue was a senior manager of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, a public accounting firm in New Jersey with an office in New York that provided audit services to listed and unlisted companies. Ms. Xue holds a M.S. in Accounting from Binghamton University and a B.S. in Law from Peking University in Beijing, China. She is a U.S. Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants (AICPA).

Shaokang Zeng, 37, is the Company’s Director, Secretary and Treasurer. Mr. Zeng has served as the Finance Department Manager of General Fruit since December 2006. Mr. Zeng graduated from the People’s University of China where he studied accounting and received an MBA from Beijing University of Chemical Technology, College of Business Administration. Mr. Zeng brings financial and strategic experience to the Company’s Board of Directors. Mr. Zeng devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Liwei Jia, 37 is the independent director. He graduated with a Bachelor’s Degree in Economics from Beijing Industry and Commerce University in June 2001. Mr. Jia is a Chinese Certified Public Accountant and an International Certified Internal Auditor. From July 2001 to December 2003, Mr. Jia was the project manager at Zhongrui Hengxin Accounting Firm. From January 2004 to December 2011, Mr. Jia was the Senior Audit Manager at PricewaterhouseCoopers Zhong Tian LLP and participated in the financial audit and internal control audits of a number of large Chinese public companies. From November 2011 to April 2012, Mr. Jia was the Executive Director of Funds and Assets Management of Beijing Shangyin Zhisheng Investments and Funds Management Co., Ltd. From December 2012 to the present, Mr. Jia is the managing director of Zhongfu Runde Investments Co., Ltd.

Wei Lu, 40, is the independent director. He graduated with a Master of Business Administration from University of Southern California, Marshall Business School in May 2003. From September 2003 to April 2007, Mr. Lu was the director of Fidelity Capital Investment Partners, providing advisory services for Chinese companies’ oversea listings. From May 2007 to December 2009, Mr. Lu was the managing director of World Capital Market Inc, providing consulting service for Chinese companies’ mergers & acquisitions. From January 2010 to May 2011, Mr. Lu was the Chief Financial Officer of Chongqing Maotian Group, assisting with the external financial audit, road shows and reorganization. From May 2011 to the present, Mr. Lu is a partner of Newmargin Capital, providing services for private equity and corporate finance.

Hongcai Li, 42, is the independent director. He earned a Bachelor’s degree in Economics from Chongqing Institute of Industrial Management. Mr Li is a certified intermediate level accountant. From July 1998 to March 2001, Mr Li served as the accounting manager of Chognqing Chaohua Technology Co., Ltd. From April 2001 to November 2006, Mr Li served as the Department Manager of Guomei Electronics Co Ltd. From December 2006 to March 2011, Mr Li was the Vice President of Accounting of Tianyin Pharmaceutical Co, Inc, a NYSE MKT listed company and handled the preparation of financial statements and accounting reporting. From April 2011 to the present, Mr Li served as the chief financial officer of Sichuan Qiangjiang Stone Company and Sichuan Huide Financing and Guaranty Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports and on information provided by the reporting persons, we believe that during the fiscal year ended September 30, 2015, all filing requirements for reporting persons were met.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of Executive Officer and/or Director	Position	Fiscal Years	Salary		Bonus and Other Compensation	Securities Underlying Stock Options

Xingping Hou	President/Chief Executive Officer/Director	2015	$20,000	(1)	$-	$-
		2014	$20,000	(1)	$-	$-
Amy Xue	Chief Financial Officer	2015	$71,500		$-	$-
		2014	$65,000		$-	$-
Shaokang Zeng	Secretary, Treasurer, Director	2015	$15,000	(1)	$-	$-
		2014	$15,000	(1)	$-	$-
Yongjun Zeng	Former Director	2015	$10,000	(1)	$-	$-
		2014	$10,000	(1)	$-	$-

(1)	The salary set forth was earned for service as director of the Company but declined by the director. No compensation was earned by Xingping Hou, Shaokang Zeng or Yongjun Zeng for service as an executive officer of the Company.

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

Liwei Jia, Hongcai Li and Wei Lu receive $1,297 (8,000 RMB Yuan) per month as set forth in the Company’s Compensation Committee Charter

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 1, 2015 (after giving effect to the Share Exchange and the related issuances) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 1, 2015, we had 15,918,940 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Xingping Hou (3)	9,997,841	62.80%
Shaokang Zeng	-	-
Amy Xue	-	-
Liwei Jia	-	-
Wei Lu	-	-
Hongeai Li	-	-
Across Asia Investments Limited (4)	1,082,500	6.80%
Ever Shining Investments Limited (5)	1,083,750	6.81%
Hua Mei Investments Limited (6)	9,997,841	62.80%
Zhihao Sabio Zhang (3)	9,997,841
All officers and directors as a group (5 persons)	9,997,841	62.80%
All 5% and more stockholders	12,164,091	76.41%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Based on 15,918,940 shares of Common Stock outstanding as of December 1, 2015.

(3)	Xingping Hou is the sole director of Hua Mei Investments Limited, and Zhihao Sabio Zhang owns all of the outstanding shares of Hua Mei Investments Limited. Pursuant to a call option agreement dated July 1, 2012, Mr. Hou has the right to purchase all of the shares in Hua Mei Investments Limited held by Mr. Zhang. Such option vests in three annual installments over a period of three years, of which 34% becomes exercisable on July 1, 2013, 33% becomes exercisable on July 1, 2014, and the remaining 33% becomes exercisable on July 1, 2015. The option expires on July 1, 2017.

(4)	The address of Across Asia Investment Limited (“Across Asia”) is Room 1605, Plaza A, Xin-Tian-Di, No. Jia-1, Xi-Ba-He Nan Road, Chaoyng District, Beijing City, 100028, China. Shiqiu Xiao is the sole director and shareholder of Across Asia and may be deemed to beneficially own the 1,082,500 shares of common stock of the Company owned by Across Asia.

(5)	The address of Ever Shining Investment Limited (“Ever Shining”) is Room 1605, Plaza A, Xin-Tian-Di, No. Kia-1, Xi-Ba-He Nan Road, Chaoyang District, Beijing City, 100028, China. Chunquan Luo is the sole director and shareholder of Ever Shining and may be deemed to beneficially own the 1,083,750 shares of common stock of the Company owned by Ever Shining.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Other than as disclosed below, there were no transactions with related parties during the Transition Period or the fiscal years ended September 30, 2015 and 2014.

As of September 30, 2015 and 2014, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $154,571 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

	September 30, 2015	September 30, 2014
Audit Fees (1)	$180,000	$160,000
Audit Related Fees(2)	-
Tax Fees(3)	5,000	5,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements for the years ended September 30, 2015 and 2014 and each interim consolidated financial statements in fiscal year 2015 and 2014.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning. The fees billed for professional services rendered for tax service of year ended September 30, 2015 and 2013 were $5,000 and $5,000, respectively.

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

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (10)
3.2	Amended and Restated By-laws (8)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (6)
10.10	Form of Orange Purchase Contract (7)
10.11	Property Use Certificates dated August 30, 2007 (translation)(7)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation)(7)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation)(7)
14.1	Code of Ethics (5)
21.1	Subsidiaries (9)

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(7)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.
(9)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on June 4, 2014.
(10)	Incorporated by Reference to our Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014.

FINANCIAL STATEMENTS

Consolidated audited financial statements and notes of General Agriculture Corporation (formerly Geltology Inc.) and subsidiaries as of September 30, 2015 and 2014 are attached hereto as Annex at the end of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2015		General Agriculture Corporation
	By:	/s/ Xingping Hou
Xingping Hou
Chief Executive Officer
Dated: December 29, 2015
	By:	/s/ Amy Xue
Amy Xue
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Xingping Hou
Xingping Hou	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 29, 2015

/s/ Amy Xue
Amy Xue	Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2015

/s/ Shaokang Zeng
Shaokang Zeng	Director, Secretary	December 29, 2015

/s/ Liwei Jai
Liwei Jai	Director	December 29, 2015

/s/ Wei Lu
Wei Lu	Director	December 29, 2015

/s/ Hongeai Li
Hongeai Li	Director	December 29, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (10)
3.2	Amended and Restated By-laws (8)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (6)
10.10	Form of Orange Purchase Contract (7)
10.11	Property Use Certificates dated August 30, 2007 (translation)(7)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation)(7)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation)(7)
14.1	Code of Ethics (5)
21.1	Subsidiaries (9)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(7)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.
(9)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on June 4, 2014.
(10)	Incorporated by Reference to our Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of General Agriculture Corporation

We have audited the accompanying consolidated balance sheets of General Agriculture Corporation and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2015 and 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

December 29, 2015

GENERAL AGRICULTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$464,046	$3,352,045
Inventory	5,469,102	4,951,273
Advance payments	4,778,733	2,189,956
Prepaid leases	4,360,899	3,773,379
Other current assets	162,326	11,572
Total Current Assets	15,235,106	14,278,225

Property and equipment, net	12,427,415	13,985,305
Other Assets
Intangibles, net	145,183	153,712
Prepaid leases, net of current portion	27,143,650	23,367,927
Total Other Assets	27,288,833	23,521,639

TOTAL ASSETS	$54,951,354	$51,785,169

LIABILITIES
Current Liabilities:
Short-term bank loans	$-	$4,547,200
Accounts payable and accrued expenses	215,422	276,443
Due to related parties	154,571	1,508,566
Other current liabilities	61,759	61,849
Total Current Liabilities	431,752	6,394,058

Commitments and Contingencies

Stockholders' Equity
Common stock $0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at September 30, 2015 and 2014, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,572,619	2,539,170
Retained earnings	46,512,259	35,545,085
Accumulated other comprehensive income	523,560	2,395,692
Total stockholders’ equity	54,519,602	45,391,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,951,354	$51,785,169

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2015	2014

Sales	$22,463,365	$19,451,820

Cost of sales	10,013,073	8,195,629

Gross profit	12,450,292	11,256,191

Operating expenses
Selling expenses	140,829	151,142
General and administrative expenses	1,146,228	1,306,695
Total operating expenses	1,287,057	1,457,837

Income from operations	11,163,235	9,798,354

Other income (expenses):
Government subsidy	-	477,036
Interest income	19,366	12,613
Interest expense	(239,922)	(314,111)
Other income (expense), net	57,944	(76,377)
Total other income (expenses)	(162,612)	99,161

Income before provision for income taxes	11,000,623	9,897,515

Provision for income taxes	-	-
Net income	11,000,623	9,897,515

Other comprehensive income
Foreign currency translation adjustment	(1,872,132)	(153,500)
Total comprehensive income	$9,128,491	$9,744,015

Earnings per share:
Basic and dulited	$0.69	$0.62

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EUQITY

						Accumulated
			Additional			Other	Total
	Common	Stock	Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Value	Capital	Reserve	Earnings	Income	Equity

Balance at September 30, 2013	15,918,940	$1,592	$4,909,572	$2,508,735	$25,678,005	$2,549,192	$35,647,096

Comprehensive income:
Net income	-	-	-	-	9,897,515	-	9,897,515
Foreign currency translation gain	-	-	-	-	-	(153,500)	(153,500)
Statutory reserve	-	-	-	30,435	(30,435)	-	-
Balance at September 30, 2014	15,918,940	1,592	4,909,572	2,539,170	35,545,085	2,395,692	45,391,111

Comprehensive income:
Net income	-	-	-	-	11,000,623	-	11,000,623
Foreign currency translation loss	-	-	-	-	-	(1,872,132)	(1,872,132)
Statutory reserve	-	-	-	33,449	(33,449)	-	-
Balance at September 30, 2015	15,918,940	$1,592	$4,909,572	$2,572,619	$46,512,259	$523,560	$54,519,602

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$11,000,623	$9,897,515

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid leases	3,383,507	3,181,613
Depreciation and amortization	1,171,590	1,150,145
Loss on disposal of property and equipment	75,225	5,879
Provision for bad debts	22,395	-
Changes in current assets and current liabilities:
Accounts receivable	(22,395)	-
Inventory	(697,879)	(893,753)
Advance payments	(2,743,469)	(2,169,608)
Prepaid leases	(8,782,228)	(10,037,807)
Other current assets	(155,930)	4,002
Accounts payable and accrued expenses	(56,892)	69,949
Customer deposits	-	-
Other current liabilities	1,950	18,446
Net cash provided by operating activities	3,196,495	1,226,381

Cash flows from investing activities:
Acquisition of property and equipment	(22,475)	(88,944)
Proceeds from disposal of property and equipment	-	5,738

Net cash used in investing activities	(22,475)	(83,206)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	4,555,600
Repayment of short-term bank loans	(4,541,600)	(5,531,800)
Proceeds from (Repayment to) related parties, net	(1,426,518)	787,170
Net cash used in financing activities	(5,968,118)	(189,030)

Effect of exchange rate changes on cash and cash equivalents	(93,901)	(10,620)

Net increase (decrease) in cash and cash equivalents	(2,887,999)	943,525

Cash and cash equivalents – beginning of year	3,352,045	2,408,520

Cash and cash equivalents – ending of year	$464,046	$3,352,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$239,922	$314,111

Supplemental schedule of non-cash activities
Construction in progress transferred to property and equipment	$-	$305,118

See accompany notes to the consolidated financial statements

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2015	2014
Year end RMB:USD exchange rate	0.1572	0.1624
Average Yearly RMB:USD exchange rate	0.1622	0.1627
Year end HKD:USD exchange rate	0.1290	0.1288
Average Yearly HKD:USD exchange rate	0.1290	0.1290

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. The balance of allowance for doubtful accounts amounted $21,705 and $0 as of September 30, 2015 and 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of September 30, 2015 and 2014, no provisions were deemed necessary.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2015 and 2014, there was no impairment of long-lived assets.

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

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $66,598 and $52,132 for the years ended September 30, 2015 and 2014, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $21,653 and $25,062 for the years ended September 30, 2015 and 2014, respectively.

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

The Company does not make appropriations to the discretionary surplus reserve fund. As of September 30, 2015 and 2014, the Company had appropriated $2,572,619 and $2,539,170 of statutory surplus reserve funds, respectively.

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

As of September 30, 2015 and 2014, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended September 30, 2015, two customers accounted for 14% and 12% of the Company’s sales. For the year ended September 30, 2014, one customer accounted for 13% of the Company’s sales.

For the year ended September 30, 2015 and 2014, the outsourced navel oranges accounted for 23% and 25% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2015 and 2014, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of September 30, 2015 and 2014, there are no potentially dilutive securities outstanding.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above).  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	September 30, 2015	September 30, 2014

Raw materials	$49,405	$68,780
Work in process	5,419,697	4,882,493
Total	$5,469,102	$4,951,273

Work in process consists of depreciation, amortization of prepaid lease of navel orange orchards, rental, salary, and fertilizer, utility, labor spent in cultivating and producing navel oranges. Work in process is posted to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2015 and 2014, the Company had $4,778,733 and $2,189,956, respectively, of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	September 30, 2014

Office equipment	$141,513	$142,956
Vehicles	239,374	303,345
Machinery and equipment	2,065,967	2,134,306
Buildings and improvements	7,537,854	7,787,198
Navel orange orchards	10,454,603	10,800,430
Subtotal	20,439,311	21,168,235
Less: Accumulated depreciation	8,011,896	7,182,930
Total	$12,427,415	$13,985,305

Depreciation expense was $1,167,868 and $1,146,412 for the years ended September 30, 2015 and 2014, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	September 30, 2015	September 30, 2014

Land use rights	$180,351	$185,038
Less: Accumulated amortization	35,168	31,326
Total	$145,183	$153,712

Amortization expense was $3,722 and $3,733 for the years ended September 30, 2015 and 2014, respectively.

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

Note 7 – Prepaid Leases (Continued)

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

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $4,220,580 and $3,181,613 for the years ended September 30, 2015 and 2014, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2016	$4,499,605
2017	4,499,605
2018	4,499,605
2019	4,499,605
2020	4,499,605
Thereafter	9,006,524
$31,504,549

Note 8 – Short-Term Bank Loans

On November 28 and December 4, 2013, the Company entered into two short-term bank loan agreements with Agricultural Development Bank of China for $2,617,600(RMB16,000,000) and $2,944,800 (RMB18,000,000), respectively. Pursuant to the Loan Agreements, the principal will be repaid on September 27, 2014 and October 3, 2014. The interest is being calculated using an annual fixed interest rate of 6.00% and is being paid monthly. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Guoruitai Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $1,963,200 (RMB12,000,000). On November 20 and December 4, 2013, Xingping Hou, CEO of the Company and General Red Industrial Group Co., Ltd., a Chinese Corporation owned by Xingping Hou, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $49,080 (RMB300,000) to the guarantor as a guarantee fee for the above bank loans.  On the date of the loan expiration, should the Company fail to make their debt payment, General Red Industrial Group Co., Ltd. and Xingping Hou will be obligated to perform under the cross guarantees by primarily making the required payments, including late fees and penalties. In addition, on December 3, 2013, the Company paid Ganzhou Guoruitai Guarantee Co, Ltd $392,640 (RMB2,400,000) as a security deposit for the guarantee.  Both bank loans were repaid in September 2014.

Note 8 – Short-Term Bank Loans(Continued)

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

Note 9 – Due to Related Party

As of September 30, 2015 and 2014, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $154,571 and $1,508,566, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were primarily utilized to pay various professional fees involved with the being the public company in the U.S.

Note 10 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the years ended September 30, 2015 and 2014 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the years ended September 30, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the years ended September 30, 2015 and 2014, there was no income tax provision for the Company.

Note 10 – Income Taxes (Continued)

The US entities had net operating losses (“NOL”) amounting to approximately $711,000 and $890,000 during the years ended September 30, 2015 and 2014, respectively. These carryforwards will expire, if not utilized by 2035 and 2034, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at September 30, 2015 and no deferred tax asset benefit has been recorded. As of September 30, 2105 and 2014, the valuation allowance was $750,978 and $509,301, respectively, and the net change in the valuation allowance was increased $241,677 and $302,674, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of September 30, 2015, the tax years ended September 30, 2013 through September 30, 2015 for the US entities remain open for statutory examination by tax authorities.

The summary of the deferred income tax asset for US entities is as follows:

	September 30, 2015	September 30, 2014
Beginning balance	$1,497,945	$607,725
Addition: Net operating loss	710,814	890,220
Total - Net operating loss carryforwards	2,208,759	1,497,945
Effective tax rate	34%	34%
Deferred tax asset	750,978	509,301
Valuation allowance	(750,978)	(509,301)
Ending balance	-	-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	For the Years Ended September 30,
	2015	2014
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

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

Note 12 – Statutory Reserve

For the years ended September 30, 2015 and 2014, statutory reserve activity was as follows:

Balance – September 30, 2014	$2,539,170
Addition to statutory reserve	33,449
Balance – September 30, 2015	$2,572,619

Note 13 – Subsequent event

On October 13, 2015, the Company entered into a short-term bank loan agreements with Agricultural Development Bank of China for RMB 26 million (about $4.1M). Pursuant to the Loan Agreements, the principle will be repaid on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company will pay 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of the report date, the Company received RMB10 million ($1.57M) of the loan. This bank loan is for working capital purposes.

