Form 10-Q
period 2015-12-31
General Agriculture Corp
filed 2016-02-16
CIK 1519894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

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

Number of shares of common stock outstanding as of February 5, 2016: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$5,858,518	$464,046
Accounts receivable, net	5,771,978	-
Inventory	4,574,446	5,469,102
Advance payments	4,129,267	4,778,733
Prepaid leases	4,274,902	4,360,899
Other current assets	6,497	162,326
Total Current Assets	24,615,608	15,235,106

Property and equipment, net	11,913,231	12,427,415
Other Assets
Intangibles, net	141,436	145,183
Prepaid leases, net of current portion	25,539,464	27,143,650
Total Other Assets	25,680,900	27,288,833

TOTAL ASSETS	$62,209,739	$54,951,354

LIABILITIES
Current Liabilities:
Short-term bank loans	$1,541,000	$-
Accounts payable and accrued expenses	715,595	215,422
Due to related parties	333,800	154,571
Other current liabilities	241,197	61,759
Total Current Liabilities	2,831,592	431,752

Commitments and Contingencies

Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,572,619	2,572,619
Retained earnings	52,545,071	46,512,259
Accumulated other comprehensive income (loss)	(650,707)	523,560
Total stockholders’ equity	59,378,147	54,519,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,209,739	$54,951,354

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014

Sales	$10,750,118	$8,865,159

Cost of sales	4,340,636	4,058,381

Gross profit	6,409,482	4,806,778

Operating expenses
Selling expenses	22,548	62,038
General and administrative expenses	302,651	294,553
Total operating expenses	325,199	356,591

Income from operations	6,084,283	4,450,187

Other income (expenses):
Interest income	1,388	3,085
Interest expense	(15,822)	(72,244)
Other income (expense), net	(37,037)	15,364
Total other expenses	(51,471)	(53,795)

Income before provision for income taxes	6,032,812	4,396,392

Provision for income taxes	-	-
Net income	6,032,812	4,396,392

Other comprehensive income
Foreign currency translation gains (losses)	(1,174,267)	142,130
Total comprehensive income	$4,858,545	$4,538,522

Earnings per share:
Basic and dulited	$0.38	$0.28

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net Income	$6,032,812	$4,396,392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid leases	1,085,370	849,944
Depreciation and amortization	274,814	288,744
Changes in current assets and current liabilities:
Accounts receivable	(5,861,873)	(5,378,907)
Inventory	799,058	930,691
Advance payments	563,876	(124,010)
Prepaid leases	-	(6,266,385)
Other current assets	155,004	(16,373)
Accounts payable and accrued expenses	510,440	160,174
Customer deposits	-	1,824,506
Other current liabilities	183,470	(8,566)
Net cash provided by (used in) operating activities	3,742,971	(3,343,790)

Cash flows from investing activities:
Acquisition of property and equipment	(423)	(18,852)

Net cash used in investing activities	(423)	(18,852)

Cash flows from financing activities:
Proceeds from short-term bank loans	1,565,000	-
Proceeds from related parties, net	180,011	243,114
Net cash provided by financing activities	1,745,011	243,114

Effect of exchange rate changes on cash and cash equivalents	(93,087)	22,916

Net increase (decrease) in cash and cash equivalents	5,394,472	(3,096,612)

Cash and cash equivalents – beginning of period	464,046	3,352,045

Cash and cash equivalents – ending of period	$5,858,518	$255,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,822	$72,244

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2015, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 29, 2015. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2015. Operating results for the three months ended December 31, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

Foreign Currency Translation and Transactions

The accompanying unaudited consolidated financial statements are presented in U.S. dollars (“USD”). Great China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income. The significant foreign translation losses reported in this quarter is a result of the recent sharp depreciation of the RMB to USD.

All transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	September 30,
	2015	2015
Period end RMB:USD exchange rate	0.1541	0.1572
Average RMB:USD exchange rate	0.1565	0.1622
Period end HKD:USD exchange rate	0.1290	0.1290
Average HKD:USD exchange rate	0.1290	0.1290

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. The balance of allowance for doubtful accounts amounted to $21,277 and $21,705 as of December 31, 2015 and September 30, 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of December 31, 2015 and September 30, 2015, no provisions were deemed necessary.

Revenue Recognition

The Company derives its revenue primarily from the sale of navel oranges. Revenue is recognized in accordance with the provisions of ASC Topic 605, which provides that revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received before the above criteria are satisfied are recorded as advances from customers.

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $332 and $28,243 for the three months ended December 31, 2015 and 2014, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $0 and $18,937 for the three months ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and September 30, 2015, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended December 31, 2015 and 2014, two customers accounted for 21% and 23% of the Company’s sales, respectively.

For the three months ended December 31, 2015 and 2014, the outsourced navel oranges accounted for 24% and 26% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of December 31, 2015 and September 30, 2015, there are no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its Consolidated Financial Statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company adopted this guidance, prospectively, as of November 30, 2015.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	December 31, 2015	September 30, 2015
Raw material	$542,701	$49,405
Finished goods	1,756,464	-
Work in process	2,275,281	5,419,697
	$4,574,446	$5,469,102

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of December 31, 2015 and September 30, 2015, the Company had $4,129,267 and $4,778,733 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	September 30, 2015
Electronic equipment	$139,138	$141,513
Vehicles	234,653	239,374
Machinery and equipment	2,025,227	2,065,967
Buildings and improvements	7,389,207	7,537,854
Navel orange orchards	10,248,437	10,454,603
Subtotal	20,036,662	20,439,311
Less: Accumulated depreciation	8,123,431	8,011,896
Total	$11,913,231	$12,427,415

Depreciation expense was $273,916 and $287,809 for the three months ended December, 2015 and 2014, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	December 31, 2015	September 30, 2015
Land use rights	$176,795	$180,351
Less: Accumulated amortization	35,359	35,168
Total	$141,436	$145,183

Amortization expense was $898 and $935 for the three months ended June 30, 2015 and 2014, respectively.

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

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $1,085,370 and $849,944 for the three months ended December 31, 2015 and 2014.

Lease expense attributable to future periods is as follows:

Twelve months ending December 31:
2016	$4,341,481
2017	4,341,481
2018	4,341,481
2019	4,341,481
2020	4,341,481
Thereafter	8,106,961
$29,814,366

Note 8 – Short-Term Bank Loans

On September 29, 2014, the Company entered into a short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the principal will be repaid on July 28, 2015 and bears interest rate of 6.6% per annum. The loan is secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan is also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). On September 30, 2014, Xingping Hou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with Ganzhou Guoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company fail to make their debt payment, General Fruit, General Preservation and Xingping Hou will be obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of June 30, 2015, the Company has drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

On October 13, 2015, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (approximately $4,000,000). Pursuant to the Loan Agreement, the principal will be repaid on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, and also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of December 31, 2015, the Company has drawn down $1,541,000 (RMB10,000,000) of the loan to use for working capital purposes.

Note 9 – Due to Related Party

As of December 31, 2015 and September 30, 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $333,800 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital to primarily pay for the offshore service expenses.

Note 10 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three months ended December 31, 2015 and 2014 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three months ended December 31, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three months ended December 31, 2015 and 2014, there was no income tax provision for the Company.

The US Entities have net operating losses amounting to approximately $197,029 and $163,285 during three months ended December 31, 2015 and 2014. These carryforwards will expire, if not utilized by December 2035 and September 2034, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at December 31, 2015 and 2014, and no deferred tax asset benefit has been recorded. Management will review this valuation allowance periodically and make adjustments as needed.

Note 10 – Income Taxes(Continued)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the:

	Three Months Ended December 31,
	2015	2014
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three months ended December 31, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. They do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. See “Critical Accounting Policies and Estimates - Foreign Currency translation and Transactions” below for information concerning the exchanges rates at which Renminbi and Hong Kong Dollar were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements for the three months ended December 31, 2015 and 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2015	September 30, 2015
Period end RMB:USD exchange rate	0.1541	0.1572
Average Period RMB:USD exchange rate	0.1565	0.1622
Period end HKD:USD exchange rate	0.1290	0.1290
Average Period HKD:USD exchange rate	0.1290	0.1290

Results of Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Revenues

For the three months ended December 31, 2015, we had net revenues of $10,750,118, as compared to those of $8,865,159 for the three months ended December 31, 2014, an increase of approximately $1,884,959 or 21.3%. The increase in net revenue is mainly because the quantity of navel oranges sold in the three months ended December 31, 2015 increased approximately 1,371,360 kilos (KG) or 11.5% compared to the quantity of navel oranges sold in the three months ended December 31, 2014, and the unit price increased 0.07 or 9.5% to $0.81 per KG during the three months ended December 31, 2015 from $0.74 per KG during the three months ended December 31, 2014. We have added four new leased orchards since January 2015 and these new orchards have yielded significant more oranges for sales for this harvest season, as compared to the previous harvest season.

Years ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
December 31, 2015	13,334,905	0.81	10,750,118
December 31, 2014	11,963,545	0.74	8,865,159
Variance	1,371,360	0.07	1,884,959
% Variance	11.5%	9.5%	21.3%

Cost of sales

Cost of sales increased by $282,255, or 7.0%, from $4,058,381 for the three months ended December 31, 2014 to $4,340,636 for the three months ended December 31, 2015. The increase is attributable to the combination of the following factors: 1) the increase in the volume of oranges sold; 2) the increase in the unit price of navel oranges outsourced as the market demand increases; 3) offset by a decrease in the average cost of navel oranges we produce resulting from additional navel orange orchards we leased during fiscal year 2015.

Gross profit

Our gross profit was $6,409,482 for the three months ended December 31, 2015 as compared to $4,806,778 for the three months ended December 31, 2014, representing a gross margin of 59.6% and 54.2%, respectively. The increase in our gross profit margin for the three months ended December 31, 2015 was mainly attributable to: (1) the increase in unit sales price; 2) the decrease in the average cost of navel oranges we produce resulting from production of more oranges this harvest with the same overhead costs.

Selling expenses

Selling expenses were $22,548 and $62,038 for the three months ended December 31, 2015 and 2014, respectively, a decrease of $39,490 or 63.7%, mainly due to a significant decrease in advertising and marketing activities since our sales network have been well established and our product has a good reputation on the market.

Selling expenses for the three months ended December 31, 2015 and 2014 consisted of the following:

	Three Months Ended December 31,		Increase/decrease
	2015	2014	$	%
Shipping and handling	-	18,937	(18,937)	-100%
Compensations and related benefits	9,406	6,157	3,248	52.8%
Advertising and promotion	332	28,243	(27,911)	-98.8%
Others	12,810	8,701	4,109	47 .2%
Total	22,548	62,038	(39,490)	-63.7%
Selling expenses as % of revenue	0.21%	0.70%	-0.49%	-70.0%

General and administrative expenses

General and administrative expenses amounted to $302,651 for the three months ended December 31, 2015, as compared to $294,553 for the same period in 2014, a increase of $8,098 or 2.7%. General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Increase/decrease
	2015	2014	$	%
Compensation and related benefits	74,461	79,699	(5,238)	-6.6%
Depreciation	20,341	24,955	(4,614)	-18.5%
Professional services	164,941	126,082	38,859	30.8%
Office expenses	5,789	6,400	(611)	-9.5%
Meals and entertainment	14,340	11,995	2,345	19.5%
Other	22,779	45,422	(22,642)	-49.9%
Total	302,651	294,553	8,098	2.7%
G&A expense as a percentage of revenues	2.82%	3.32%	-0.51%	-15.3%

Professional service fees increased by $38,859, which mainly consisted of the legal and other expenses in connection with the Company’s proposed public offering incurred during the three months ended December 31, 2015.

Income from operations

For the three months ended December 31, 2015, income from operations was $6,032,812, as compared to $4,396,392 for the three months ended December 31, 2014, an increase of $1,636,420 or 37.2%, mainly due to the reasons we discussed above.

Other income (expenses)

For the three months ended December 31, 2015 and 2014, other expense amounted to $51,471 as compared to $53,795 for the same period in 2014. For the three months ended December 31, 2015 and 2014, other expense mainly included: (i) interest expense, which decreased by $56,422 or 78.1% and (ii) $47,471 of guarantee fee paid during the three months ended December 31, 2015. The decrease in interest expense was mainly because the Company only borrowed $1,541,000 of short-term bank loan as of December 31, 2015 as compared to $4,561,200 of short-term bank loan as of December 31, 2014.

Income tax expense

For the three months ended December 31, 2015 and 2014, the Company did not incur any income tax expense. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three months ended December 31, 2015 and 2014 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three months ended December 31, 2015 and 2014, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the three months ended December 31, 2015 and 2014, there was no income tax provision for the Company.

Net income

Our net income for the three months ended December 31, 2015 was $6,032,612, as compared to $4,396,392 for the three months ended December 31, 2014, an increase of $1,636,220 or approximately 37%. The increase in net income was a result of the factors described above.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translation are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $1,174,267 and foreign currency translation gain of $142,130 for the three months ended December 31, 2015 and 2014, respectively. The significant foreign translation losses for the three months ended December 31, 2015 was due to the sharp depreciation of Chinese RMB to USD during the last two months of 2015.

Comprehensive income

For the three months ended December 31, 2015 and 2014, comprehensive income of $4,858,545 and $4,538,522 were derived from the sum of our net income of $6,032,812 and $4,396,392 plus foreign currency translation loss of $1,174,267 and foreign currency translation gain of $142,130, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China. The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of December 31, 2015 and 2014, our balance of cash and cash equivalents was $5,858,518 and $464,046, respectively, an increase of $5,394,472, mainly due to net cash provided by operating activities and financing activities.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Increase/decrease
	2015	2014	$	%
Net cash provided by(used in) operating activities	$3,742,976	$(3,343,790)	7,086,766	211.9%
Net cash used in investing activities	(423)	(18,852)	18,429	97.8%
Net cash provided by financing activities	1,745,011	243,114	1,501,897	617.8%
Effect of foreign currency translation	(93,087)	22,916	(116,003)	-506.2%
Net increase(decrease) in cash and cash equivalents	$5,394,472	$(3,096,612)	8,491,084	274.2%

In summary, our cash flows were:

Net cash provided by operating activities increased in the three months ended December 31, 2015 by $7,086,766 to $3,742,976, from net cash used in operating activities of $3,343,790 for the three months ended December 31, 2014. These changes were mainly due to the following factors: a change in net income of $1,636,420, a change in prepaid lease of $6,266,385 and a change in customer deposits of $1,824,506.

Net cash used in investing activity decreased by $18,429, from $423 to $18,852 in the three months ended December 31, 2015 compared to the same period ended in 2014, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities increased by $1,501,897 to $1,745,011 in the three months ended December 31, 2015 compared to $243,114 provided by financing activities at the same period ended in 2014. In October 2015, we received $1,565,000 of proceeds from short-term bank loan.

Working capital increased by $6,980,662 to $21,784,016 as of December 31, 2015 from working capital of $14,803,354 as of December 31, 2014. In order to stay cost competitive in the long-run, we leased 112,650 additional orange trees in the fical year ended September 30, 2015. Based on the lease rate of approximately $64.88 (RMB400) per tree in 2015, the total lease amounts paid were $7,350,704 (RMB45,060,000) during the year ended September 30, 2015.

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates if needed.

On September 29, 2014, the Company entered into short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB34,000,000). Pursuant to the loan agreement, the maturity date was July 28, 2015 and the annual interest was 6.6%. The loan was secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan was also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB28,000,000). As of June 30, 2015, the Company had drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

On October 13, 2015, the Company entered into a short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (about $4.1M). Pursuant to the Loan Agreement, the principal will be repaid on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of December 31, 2015, the Company has drawn down $1,541,000 (RMB10,000,000) of the loan to use for working capital purposes.

As of December 31, 2015 and 2014, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $333,800 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In this quarter, the Company held regular seminars, briefings and training sessions to help employees stay current on recent developments of internal control procedure and new SEC rules and regulations and accounting pronouncements.

Additionally, in the third and fourth quarters of 2015 management established a formal process for closing the Company’s books and preparing and reviewing its financial statements, which includes all the appropriate closing and consolidating entries, as well as the preparation of the appropriate disclosures. In furtherance of this process, on a monthly basis the Company’s controller and manager of the accounting department execute financial statements, review the adjusted entries and the closing entries and add accounting memos, if necessary. Testing of the effectiveness of the new process is planned in the fiscal year ending September 30, 2016.

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENERAL AGRICULTURE CORPORATION

Date: February 16, 2016	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files

101.INS-XBRL Instance Document
101.SCH-XBRL Taxonomy Extension Schema Document
101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF-XBRL Taxonomy Extension Definition Linkbase Document
101.LAB-XBRL Taxonomy Extension Label Linkbase Document
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

