Form 10-Q
period 2016-03-31
General Agriculture Corp
filed 2016-05-13
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 333-174874

GENERAL AGRICULTURE CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, Plaza B, Yonghe Building, No.28 AnDingMen East Street, Dongcheng District, Beijing, China	Postal Code: 100007
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of May 10, 2016: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(UNAUDITED)

3

GENERAL AGRICULTURE CORPORATION

(Unaudited)

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$15,338,348	$464,046
Accounts receivable, net	7,496,205	-
Inventory	3,830,396	5,469,102
Advance payments	597,549	4,778,733
Prepaid leases	4,302,643	4,360,899
Other current assets	10,431	162,326
Total Current Assets	31,575,572	15,235,106

Property and equipment, net	11,721,004	12,427,415
Other Assets
Intangibles, net	141,464	145,183
Prepaid leases, net of current portion	24,629,350	27,143,650
Total Other Assets	24,770,814	27,288,833

TOTAL ASSETS	$68,067,390	$54,951,354

LIABILITIES
Current Liabilities:
Short-term bank loans	$1,551,000	$-
Accounts payable and accrued expenses	376,418	215,422
Due to related parties	412,723	154,571
Other current liabilities	124,984	61,759
Total Current Liabilities	2,465,125	431,752

Commitments and Contingencies

Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized
15,918,940 shares issued and outstanding at
March 31, 2016 and September 30, 2015, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,572,619	2,572,619
Retained earnings	58,294,330	46,512,259
Accumulated other comprehensive income (loss)	(175,848)	523,560
Total stockholders’ equity	65,602,265	54,519,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,067,390	$54,951,354

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015

Sales	$11,804,858	$11,599,290	$22,554,976	$20,464,449

Cost of sales	5,899,153	5,117,471	10,239,789	9,175,852

Gross profit	5,905,705	6,481,819	12,315,187	11,288,597

Operating expenses
Selling expenses	11,252	17,352	33,800	79,390
General and administrative expenses	142,337	437,896	444,988	732,449
Total operating expenses	153,589	455,248	478,788	811,839

Income from operations	5,752,116	6,026,571	11,836,399	10,476,758

Other income (expenses):
Interest income	7,003	2,547	8,391	5,632
Interest expense	(20,447)	(71,846)	(36,269)	(144,090)
Other income (expense), net	10,587	16,343	(26,450)	31,707
Total other expenses	(2,857)	(52,956)	(54,328)	(106,751)

Income before provision for income taxes	5,749,259	5,973,615	11,782,071	10,370,007

Provision for income taxes	-	-	-	-
Net income	5,749,259	5,973,615	11,782,071	10,370,007

Other comprehensive income
Foreign currency translation gains (losses)	474,859	186,601	(699,408)	328,731
Total comprehensive income	$6,224,118	$6,160,216	$11,082,663	$10,698,738

Earnings per share:
Basic and dulited	$0.36	$0.38	$0.74	$0.65

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net Income	$11,782,071	$10,370,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid leases	2,146,145	1,978,068
Depreciation and amortization	542,001	616,528
Changes in current assets and current liabilities:
Accounts receivable	(7,476,872)	(7,131,852)
Inventory	1,561,608	2,176,542
Advance payments	4,106,727	1,597,141
Prepaid leases	-	(9,655,276)
Other current assets	149,340	(11,547)
Accounts payable and accrued expenses	162,228	147,493
Customer deposits	-	1,774,520
Other current liabilities	63,886	100,439
Net cash provided by operating activities	13,037,134	1,962,063

Cash flows from investing activities:
Acquisition of property and equipment	(1,224)	(56,908)

Net cash used in investing activities	(1,224)	(56,908)

Cash flows from financing activities:
Proceeds from short-term bank loans	1,547,000	-
Proceeds from related parties, net	259,143	529,500
Net cash provided by financing activities	1,806,143	529,500

Effect of exchange rate changes on cash and cash equivalents	32,249	33,829

Net increase in cash and cash equivalents	14,874,302	2,468,484

Cash and cash equivalents – beginning of period	464,046	3,352,045

Cash and cash equivalents – ending of period	$15,338,348	$5,820,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,269	$144,090

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2015, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 29, 2015. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2015. Operating results for the three and six months ended March 31, 2016 may not be necessarily indicative of the results that may be expected for the full year.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	September 30,
	2016	2015
Period end RMB:USD exchange rate	0.1551	0.1572
Average RMB:USD exchange rate	0.1547	0.1622
Period end HKD:USD exchange rate	0.1289	0.1290
Average HKD:USD exchange rate	0.1288	0.1290

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. The balance of allowance for doubtful accounts amounted to $21,415 and $21,705 as of March 31, 2016 and September 30, 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. As of March 31, 2016 and September 30, 2015, no provisions were deemed necessary.

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

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $0 and $8,891 for the three months ended March 31, 2016 and 2015, and $329 and $37,134 for the six month ended March 31, 2016 and 2015, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $0 and $18,916 for the six month ended March 31, 2016 and 2015, respectively, and no shipping and handling expenses for the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016 and September 30, 2015, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three and six months ended March 31, 2016, no customer accounted more than 10% of the Company’s total sales. For the three months ended March 31, 2015, three customers accounted for 38% of the Company’s sales. For the six months ended March 31, 2015, two customers accounted for 25% of the Company’s sales.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended March 31, 2016 and 2015, the outsourced navel oranges accounted for 47% and 29% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

For the six months ended March 31, 2016 and 2015, the outsourced navel oranges accounted for 37% and 25% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of March 31, 2016 and September 30, 2015, there are no potentially dilutive securities outstanding.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	March 31, 2016	September 30, 2015
Raw material	$724,872	$49,405
Finished goods	1,143,021	-
Work in process	1,962,503	5,419,697
	$3,830,396	$5,469,102

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of March 31, 2016 and September 30, 2015, the Company had $597,549 and $4,778,733 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	September 30, 2015
Electronic equipment	$140,041	$141,513
Vehicles	236,176	239,374
Machinery and equipment	2,039,178	2,065,967
Buildings and improvements	7,437,157	7,537,854
Navel orange orchards	10,314,942	10,454,603
Subtotal	20,167,494	20,439,311
Less: Accumulated depreciation	8,446,490	8,011,896
Total	$11,721,004	$12,427,415

Depreciation expense was $266,311 and $326,852 for the three months ended March 31, 2016 and 2015, and $540,227 and $614,661 for the six months ended March 31, 2016 and 2015, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	March 31, 2016	September 30, 2015
Land use rights	$177,942	$180,351
Less: Accumulated amortization	36,478	35,168
Total	$141,464	$145,183

Amortization expense was $876 and $932 for the three months ended March 31, 2016 and 2015, and $1,774 and $1,867 for the six months ended March 31, 2016 and 2015, respectively.

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

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Prepaid Leases (Continued)

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expenses were approximately $1,060,403 and $1,128,124 for the three months ended March 31, 2016 and 2015, and $2,146,145 and $1,978,068 for the six months ended March 31, 2016 and 2015, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ending March 31:
2017	$4,291,547
2018	4,291,547
2019	4,291,547
2020	4,291,547
2021	4,291,547
Thereafter	7,474,258
$28,931,993

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

On October 13, 2015, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (approximately $4,000,000). Pursuant to the Loan Agreement, the principal will be repaid on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, and also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of March 31, 2016, the Company has drawn down $1,551,000 (RMB10,000,000) of the loan to use for working capital purposes.

Note 9 – Due to Related Party

As of March 31, 2016 and September 30, 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $412,723 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital to primarily pay for the offshore service expenses.

GENERAL AGRICULTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and six months ended March 31, 2016 and 2015 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2015 and 2014. As a result, for the three and six months ended March 31, 2016 and 2015, there was no income tax provision for the Company.

The US Entities has net operating losses amounting to approximately $252,687 and $481,112 during six months ended March 31, 2016 and 2015. These carryforwards will expire, if not utilized by December 2036 and September 2035, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at March 31, 2016 and 2015, and no deferred tax asset benefit has been recorded. Management will review this valuation allowance periodically and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the:

	Six Months Ended March 31,
	2016	2015
U.S. Statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three and six months ended March 31, 2016 and 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “ Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements for the three and six months ended March 31, 2016 and 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2016	September 30, 2015
Period end RMB:USD exchange rate	0.1551	0.1572
Average Period RMB:USD exchange rate	0.1547	0.1622
Period end HKD:USD exchange rate	0.1289	0.1290
Average Period HKD:USD exchange rate	0.1288	0.1290

Results of Operations for the Three and six Months Ended March 31, 2016 Compared to the Three and six Months Ended March 31, 2015

Revenues

For the three months ended March 31, 2016, we had net revenues of $11,804,858, as compared to those of $11,599,290 for the three months ended March 31, 2015, an increase of approximately $205,568 or 1.8%. For the six months ended March 31, 2016, we had net revenues of $22,554,976, as compared to those of $20,464,449 for the six months ended March 31, 2015, an increase of approximately $2,090,527 or 10.2%. Both the increases in net revenue are mainly because the quantity of navel oranges sold increased as compared to last same period. In January 2015, we have leased four new orchards, and these new orchards have yielded significant more oranges for sale for this harvest season, as compared to the previous harvest season.

Our sales volume increased by approximately 7.2% for the three months ended March 31, 2016, and the average unit sales price decreased by approximately 5.1%, as shown below:

Three Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2016	15,546,770	0.76	11,804,858
March 31, 2015	14,502,855	0.80	11,599,290
Variance	1,043,915	-0.04	205,568
% Variance	7.2%	-5.1%	1.8%

Our sales volume increased by approximately 9.1% for the six months ended March 31, 2016, and the average unit sales price increased by approximately 1.3%, as shown below:

Six Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
March 31, 2016	28,881,675	0.78	22,554,976
March 31, 2015	26,466,400	0.77	20,464,449
Variance	2,415,275	0.01	2,090,527
% Variance	9.1%	1.3%	10.2%

Cost of sales

Cost of sales increased by $781,682, or 15.3%, from $5,117,471 for the three months ended March 31, 2015 to $5,899,153 for the three months ended March 31, 2016. Cost of sales increased by $1,063,937 or 11.6%, from $9,175,852 for the six months ended March 31, 2016 to $10,239,789 for the six months ended March 31, 2016. The increase is attributable to the combination of the following factors: 1) the increase in the volume of oranges sold; 2) the increase in the unit price of navel orange outsourced as the market demand increases; 3) offset by a decrease in the average cost of navel orange we produce resulting from additional navel oranges orchard we leased during fiscal year 2015.

Gross profit

Our gross profit was $5,905,705 for the three months ended March 31, 2016 as compared to $6,481,819 for the three months ended March 31, 2015, representing a gross margin of 50.0% and 55.9%, respectively. Our gross profit was $12,315,187 for the six months ended March 31, 2016 as compared to $11,288,597 for the six months ended March 31, 2015, representing a gross margin of 54.6% and 55.2%, respectively. The decrease in our gross profit margin for the three and six months ended March 31, 2016 was mainly attributable to the increase in unit cost price of navel orange outsourced.

Selling expenses

Selling expenses were $11,252 and $17,352 for the three months ended March 31, 2016 and 2015, and $33,800 and 79,390 for the six months ended March 31, 2016 and 2015, respectively, the decreases mainly due to decrease in advertising and marketing activities since our sales network have been well established and our product has a good reputation on the market.

Selling expenses for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	8,742	6,243	2,499	40.0%
Advertising and promotion	-	8,890	(8,890)	-100%
Other	2,510	2,219	291	13.1%
Total	11,252	17,352	(6,100)	-35.2%
Selling expenses as % of revenue	0.10%	0.15%	-0.05%	-33.3%

Selling expenses for the six months ended March 31, 2016 and 2015 consisted of the following:

	Six Months Ended March 31,		Increase/decrease
	2016	2015	$	%
Shipping and handing	-	18,916	(18,916)	-100%
Compensation and related benefits	18,148	12,400	5,748	46.4%
Advertising and promotion	329	37,134	(36,805)	-99.1%
Other	15,323	10,940	4,383	40.1%
Total	33,800	79,390	(45,590)	-57.4%
Selling expenses as % of revenue	0.15%	0.39%	-0.24%	-61.4%

General and administrative expenses

General and administrative expenses amounted to $142,337 for the three months ended March 31, 2016, as compared to $437,896 for the same period in 2015, a decrease of $295,559 or 67.5%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	66,953	78,012	(11,059)	-14.2%
Depreciation	20,333	21,972	(1,639)	-7.5%
Professional services	24,800	307,540	(282,740)	-91.9%
Office expenses	3,305	3,147	158	5.0%
Meals and entertainment	270	3,745	(3,475)	-92.8%
Other	26,676	23,480	3,196	13.6%
Total	142,337	437,896	(295,559)	-67.5%
G&A expense as a percentage of revenues	1.21%	3.78%	-2.57%	-68.1%

General and administrative expenses amounted to $444,988 for the six months ended March 31, 2016, as compared to $732,449 for the same period in 2015, a decrease of $287,461 or 39.2%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	141,414	157,711	(16,297)	-10.3%
Depreciation	40,674	46,927	(6,253)	-13.3%
Professional services	189,741	433,622	(243,881)	-56.2%
Office expenses	9,094	9,547	(453)	-4.7%
Meals and entertainment	14,610	15,740	(1,130)	-7.2%
Other	49,455	68,902	(19,447)	-28.2%
Total	444,988	732,449	(287,461)	-39.2%
G&A expense as a percentage of revenues	1.97%	3.58%	-1.61%	-45.0%

Professional service fees were $24,800 and $189,741 during three and six months ended March 31, 2016, as compared to $307,540 and $433,622 for the same period in 2015, a decrease of $282,740 and $243,881, which mainly consisted of legal and other expenses in connection with the Company’s proposed public offering incurred during the three and six months ended March 31, 2015.

Income from operations

For the three and six months ended March 31, 2016, income from operations was $5,752,116 and $11,836,399, as compared to $6,026,571 and $10,476,758 for the three and six months ended March 31, 2015, a decrease of $274,455 or 4.6% during three months ended period and an increase of $1,359,641 or13.0% during six months ended period, mainly due to the reasons we discussed above.

Other income (expenses)

For the three and six months ended March 31, 2016, other expense were $2,857 and $54,328, as compared to $52,956 and $106,751 for the three and six months ended March 31, 2015. The decreases in other expense were attributed to the decreases in interest expense. The Company only borrowed $1,551,000 of short-term bank loan as of March 31, 2016 as compared to $4,575,200 of short-term bank loan as of March 31, 2015.

Income tax expense

For the three and six months ended March 31, 2016 and 2015, the Company did not incur any income tax expense. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three and six months ended March 31, 2016 and 2015 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and six months ended March 31, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the three and six months ended March 31, 2016 and 2015, there was no income tax provision for the Company.

Net income

Our net income for the three and six months ended March 31, 2016 was $5,749,259 and $11,782,071, as compared to $5,973,615 and $10,370,007 for the three and six months ended March 31, 2015, a decrease of $224,356, or 3.8% for the three months ended period and an increase of $1,412,064, or 13.6% for the six month ended period. The changes in net income were a result of the factors described above.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translation are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $474,859 for the three months ended March 31, 2016 and foreign currency translation loss of $699,408 for the six month ended March 31, 2016, and foreign currency translation gain of $186,601 and $328,731 for the three and six months ended March 31, 2015, respectively. The significant foreign translation losses for the six months ended March 31, 2016 was due to the sharp depreciation of Chinese RMB to USD during the last two months of 2015.

Comprehensive income

For the three and six months ended March 31, 2016, comprehensive income of $6,224,118 and $11,082,663 were derived from the sum of our net income of $5,749,259 and $11,782,071 plus foreign currency translation gain of $474,859 and foreign currency translation loss of $699,048, respectively.

For the three and six months ended March 31, 2015, comprehensive income of $6,160,216 and $10,698,738 were derived from the sum of our net income of $5,973,615 and $10,370,007 plus foreign currency translation gain of $186,601 and $328,73, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in China. The Company currently generates its cash flow through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of March 31, 2016 and September 30, 2015, our balance of cash and cash equivalents was $15,338,348 and $464,046, respectively, an increase of $14,874,302, mainly due to net cash provided by operating activities and financing activities.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31,		Increase/decrease
	2016	2015	$	%
Net cash provided by operating activities	$13,307,134	$1,962,063	11,075,071	578.2%
Net cash used in investing activities	(1,224)	(56,908)	55,684	97.8%
Net cash provided by financing activities	1,806,143	529,500	1,276,643	241.1%
Effect of foreign currency translation	32,249	33,829	(1,580)	-4.7%
Net increase in cash and cash equivalents	$14,874,302	$2,468,484	12,405,818	502.6%

In summary, our cash flows were:

Net cash provided by operating activities increased in the six months ended March 31, 2016 by $11,075,071 to $13,037,134, from net cash used in operating activities of $1,962,063 for the six months ended March 31, 2015. These changes were mainly due to by the following factors: a change in net income of $1,412,064, a change in prepaid lease of $9,655,276, a change in advance payments of 2,509,586 and a change in customer deposits of $1,774,520.

Net cash used in investing activity decreased by $55,684, from $56,908 to $1,224 in the six months ended March 31, 2016 compared to the same period ended in 2015, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities increased by $1,276,643 to $1,806,143 in the six months ended March 31, 2016 compared to $529,500 provided by financing activities at the same period ended in 2015. In October 2015, we received $1,551,000 of proceeds from short-term bank loan.

Working capital increased by $14,307,093 to $29,110,447 as of March 31, 2016 from working capital of $14,803,354 as of September 30, 2015. In order to stay cost competitive in the long-run, we leased 112,650 additional orange trees in the fiscal year ended September 30, 2015. Based on the lease rate of approximately $64.88 (RMB400) per tree in 2015, the total lease amounts paid were $7,350,704 (RMB 45,060,000) during the year ended September 30, 2015.

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

On October 13, 2015, the Company entered into a short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (about $4.1M). Pursuant to the Loan Agreement, the principal will be repaid on August 8, 2016. The interest is being calculated using an annual fixed interest rate of 5.28%. The loan is guaranteed by Xingping Hou, CEO of the Company, also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of March 31, 2016, the Company has drawn down $1,551,000 (RMB10,000,000) of the loan to use for working capital purposes.

As of March 31, 2016 and September 30, 2015, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $412,723 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2016 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENERAL AGRICULTURE CORPORATION

Date: May 13, 2016	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files

101.INS-XBRL Instance Document
101.SCH-XBRL Taxonomy Extension Schema Document
101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF-XBRL Taxonomy Extension Definition Linkbase Document
101.LAB-XBRL Taxonomy Extension Label Linkbase Document
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

