Form 10-Q
period 2016-06-30
General Agriculture Corp
filed 2016-08-15
CIK 1519894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of common stock outstanding as of August 12, 2016: 15,918,940

2

PART I– FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(UNAUDITED)

GENERAL AGRICULTURE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	September 30, 2015

ASSETS
Current Assets:
Cash	$24,419,304	$464,046
Accounts receivable, net	1,893,187	-
Inventory	3,558,694	5,469,102
Advance payments	430,131	4,778,733
Prepaid leases	4,175,145	4,360,899
Other current assets	8,348	162,326
Total Current Assets	34,484,809	15,235,106

Property and equipment, net	11,111,720	12,427,415
Other Assets
Intangibles, net	136,409	145,183
Prepaid leases, net of current portion	22,855,553	27,143,650
Total Other Assets	22,991,962	27,288,833

TOTAL ASSETS	$68,588,491	$54,951,354

LIABILITIES
Current Liabilities:
Short-term bank loans	$1,505,040	$-
Accounts payable and accrued expenses	237,584	215,422
Due to related parties	448,451	154,571
Other current liabilities	86,903	61,759
Total Current Liabilities	2,277,978	431,752

Commitments and Contingencies

Stockholders' Equity
Common stock $0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,572,619	2,572,619
Retained earnings	61,040,374	46,512,259
Accumulated other comprehensive income (loss)	(2,213,644)	523,560
Total stockholders’ equity	66,310,513	54,519,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,588,491	$54,951,354

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

Sales	$5,154,493	$2,123,558	$27,709,469	$22,588,007

Cost of sales	2,031,617	887,888	12,271,406	10,063,740

Gross profit	3,122,876	1,235,670	15,438,063	12,524,267

Operating expenses
Selling expenses	251,990	40,582	285,790	119,972
General and administrative expenses	137,715	172,213	582,703	904,662
Total operating expenses	389,705	212,795	868,493	1,024,634

Income from operations	2,733,171	1,022,875	14,569,570	11,499,633

Other income (expenses):
Interest income	7,499	7,102	15,890	12,734
Interest expense	(20,873)	(70,029)	(57,142)	(214,119)
Other income (expense), net	26,247	20,970	(203)	52,677
Total other income (expenses)	12,873	(41,957)	(41,455)	(148,708)

Income before provision for income taxes	2,746,044	980,918	14,528,115	11,350,925

Provision for income taxes	-	-	-	-
Net income	2,746,044	980,918	14,528,115	11,350,925

Other comprehensive income
Foreign currency translation adjustment	(2,037,795)	90,504	(2,737,204)	419,235
Total comprehensive income	$708,249	$1,071,422	$11,790,911	$11,770,160

Earnings per share:
Basic and dulited	$0.17	$0.06	$0.91	$0.71

Weighted average number of common stock outstanding
Basic and dulited	15,918,940	15,918,940	15,918,940	15,918,940

See accompanying notes to the unaudited condensed consolidated financial statements

GENERAL AGRICULTURE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net Income	$14,528,115	$11,350,925
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid leases	3,220,238	3,112,856
Depreciation and amortization	812,802	906,143
Changes in current assets and current liabilities:
Accounts receivable	(1,946,585)	(4,696,104)
Inventory	1,724,762	1,204,947
Advance payments	4,261,961	1,646,910
Prepaid leases	-	(9,672,872)
Other current assets	151,214	(11,746)
Accounts payable and accrued expenses	27,622	(35,232)
Customer deposits	-	1,777,790
Other current liabilities	28,558	40,858
Net cash provided by operating activities	22,808,687	5,624,475

Cash flows from investing activities:
Acquisition of property and equipment	(1,616)	(57,013)
Net cash used in investing activities	(1,616)	(57,013)

Cash flows from financing activities:
Proceeds from short-term bank loans	1,547,490	-
Proceeds from related parties, net	296,503	610,983
Net cash used in financing activities	1,843,993	610,983

Effect of exchange rate changes on cash	(695,806)	53,828

Net increase in cash	23,955,258	6,232,273

Cash – beginning of period	464,046	3,352,045

Cash – ending of period	$24,419,304	$9,584,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,142	$214,119

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2015, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on December 29, 2015. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2015. Operating results for the three and nine months ended June 30, 2016 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements include the accounts of General Agriculture Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through March,corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	September 30,
	2016	2015
Period end RMB:USD exchange rate	0.1505	0.1572
Average RMB:USD exchange rate	0.1547	0.1622
Period end HKD:USD exchange rate	0.1289	0.1290
Average HKD:USD exchange rate	0.1289	0.1290

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Based on the results, management determines whether certain balances are deemed uncollectible at the end of each period. The balance of allowance for doubtful accounts amounted $20,781 and $21,705 as of June 30, 2016 and September 30, 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the Company’s gross margin and operating results. As of June 30, 2016 and September 30, 2015, no provisions were deemed necessary.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $642 and $29,377 for the three months ended June 30, 2016 and 2015, and $971 and $66,511 for the nine month ended June 30, 2016 and 2015, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. Total shipping and handling expenses were $0 and $2,857 for the three month ended June 30, 2016 and 2015, respectively, Total shipping and handling expenses were $0 and $21,773 for the three month ended June 30, 2016 and 2015, respectively.

Value-added-tax

The Company is subject to a value added tax (“VAT”) of 13% for selling navel oranges that were bought from other farmers and 17% for processing navel oranges from General Fruits. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of income and comprehensive income.

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

As of June 30, 2016 and September 30, 2015, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three and nine months ended June 30, 2016, no customer accounted more than 10% of the Company’s total sales. For the three months ended June 30, 2015, two customers accounted for 37% of the Company’s sales. For the nine months ended June 30, 2015, two customers accounted for 26% of the Company’s sales.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended June 30, 2016 and 2015, the outsourced navel oranges accounted for 3% and 0% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

For the nine months ended June 30, 2016 and 2015, the outsourced navel oranges accounted for 31% and 23% of the Company’s total purchase, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of June 30, 2016 and September 30, 2015, there are no potentially dilutive securities outstanding.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarity the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

Note 3 – Inventory

Inventory by major categories are summarized as follows:

	June 30, 2016	September 30, 2015
Raw material	$28,827	$49,405
Work in process	3,529,867	5,419,697
	$3,558,694	$5,469,102

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4 – ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of June 30, 2016 and September 30, 2015, the Company had $430,131 and $4,778,733 of advance payments that related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	September 30, 2015
Electronic equipment	$135,371	$141,513
Vehicles	229,660	239,374
Machinery and equipment	1,979,171	2,065,967
Buildings and improvements	7,216,776	7,537,854
Navel orange orchards	10,009,285	10,454,603
Subtotal	19,570,263	20,439,311
Less: Accumulated depreciation	8,458,543	8,011,896
Total	$11,111,720	$12,427,415

Depreciation expense was $269,912 and $288,675 for the three months ended June 30, 2016 and 2015, and $810,139 and $903,336 for the nine months ended June 30, 2016 and 2015, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	June 30, 2016	September 30, 2015
Land use rights	$172,669	$180,351
Less: Accumulated amortization	36,260	35,168
Total	$136,409	$145,183

Amortization expense was $889 and $940 for the three months ended June 30, 2016 and 2015, and $2,663 and $2,807 for the nine months ended June 30, 2016 and 2015, respectively.

Note 7– Prepaid Leases

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

Note 7– Prepaid Leases (Continued)

On March 26, 2014, General Fruit entered into a lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2014. The lease terms are effective from January 1, 2014 through December 31, 2023. The aggregate lease amount is approximately RMB 27,360,000 ($4,440,528). As of March 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

On September 3, 2014, General Fruit entered into another lease contract with Jinglin Agriculture Development Ltd. in Xingguo County. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB 23,750,000 ($3,857,000). As of December 31, 2014, the Company paid off the entire lease amount using cash generated from operations.

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

In February 2015, General Fruit entered into lease contracts with three individual orchard owners. Pursuant to the contract, General Fruit was authorized to operate the orchard for 10 years starting January 1, 2015. The lease terms are effective from January 1, 2015 through December 31, 2024. The aggregate lease amount is approximately RMB 20,860,000 ($3,408,524). As of March 31, 2015, the Company paid off the entire lease amount using cash generated from operations.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. Lease expense was$1,074,093 and $1,134,788 for the three months ended June 30, 2016 and 2015, and $3,220,238 and $3,112,856 for the nine months ended June 30, 2016 and 2015, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ending June 30:
2017	$4,292,906
2018	4,292,906
2019	4,292,906
2020	4,292,906
2021	2,767,799
Thereafter	7,091,275
$27,030,698

Note 8 – Short-Term Bank Loans

On September 29, 2014, the Company entered into a short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB 34,000,000). Pursuant to the loan agreement, the principal was tobe repaid on July 28, 2015 and had an interest rate of 6.6% per annum. The loan was secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by XingpingHou, CEO of the Company.  The loan was also guaranteed by GanzhouJinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB 28,000,000). On September 30, 2014, XingpingHou, CEO of the Company and General Fruit and General Preservation, jointly entered into a cross-guarantee agreement with GanzhouGuoruitai Guarantee Co, Ltd. Pursuant to the cross-guarantee agreements, the Company paid $90,945 (RMB 560,000) to the guarantor as a guarantee fee for the above bank loan.  On the maturity date of the loan, should the Company have failed to make their debt payment, General Fruit, General Preservation and XingpingHouwould have been obligated to perform under the cross guarantees by making the required payments, including late fees and penalties. As of June 30, 2015, the Company had drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

On October 13, 2015, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (approximately $4.1M). Pursuant to the loan agreement, the principal was to be repaid on August 8, 2016. The interest was calculated using an annual fixed interest rate of 5.28%. The loan was guaranteed by XingpingHou, CEO of the Company, and also guaranteed by GanzhouJinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of June 30, 2016, the Company had drawn down $1,505,040 (RMB 10,000,000) of the loan to use for working capital purposes. The loan was fully repaid on August 8, 2016.

Note 9 – Due to Related Party

As of June 30, 2016 and September 30, 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. HouXingping, CEO of the Company), $448,451 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital to primarily pay for offshore service expenses.

Note 10– Income Taxes

General Agriculture Corporation and its U.S. subsidiary, General Red Holding Inc., (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the three and nine months ended June 30, 2016 and 2015 as the US entities incurred losses.

General Agriculture Corporation’s offshore subsidiary, Han Glory International, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the three and nine months ended June 30, 2016 and 2015, there was no income tax provision for the Company.

Note 10 – Income Taxes (Continued)

The GELT Company has net operating losses amounting to $318,885 and $575,088 during the nine months ended June 30, 2016 and 2015. These carryforwards will expire, if not utilized by December 2036 and September 2035, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at June 30, 2016 and September 30, 2015, and no deferred tax asset benefit has been recorded. Management will review this valuation allowance periodically and make adjustments as needed.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the:

	Nine Months Ended June 30,
	2016	2015
U.S. Statutory rate	35%	35%
Foreign income not recognized in the U.S.	-35%	-35%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of General Agriculture Corp. for the three and nine months ended June 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q (the “Report”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis for the three and nine months ended June 30, 2016 and 2015.

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

The exchange rates used to translate amounts in RMB into $ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2016	September 30, 2015
Period end RMB:USD exchange rate	0.1505	0.1572
Average Period RMB:USD exchange rate	0.1547	0.1622
Period end HKD:USD exchange rate	0.1289	0.1290
Average Period HKD:USD exchange rate	0.1289	0.1290

Results of Operations for the Three and nine Months Ended June 30, 2016 Compared to the Three and nine Months Ended June 30, 2015

Revenues

For the three months ended June 30, 2016, we had net revenues of $5,154,493, as compared to those of $2,123,558 for the three months ended June 30, 2015, an increase of approximately $3,030,935 or 142.7%. For the nine months ended June 30, 2016, we had net revenues of $27,709,469, as compared to those of $22,588,007 for the nine months ended June 30, 2015, an increase of approximately $5,121,462 or 22.7%. Both the increases in net revenue are mainly because the quantity of navel oranges sold increased as compared to last same period. In January 2015, we have leased four new orchards, and these new orchards have yielded significant more oranges for sale for this harvest season, as compared to the previous harvest season.

Our sales volume increased by approximately 165% for the three months ended June 30, 2016, and the average unit sales price decreased by approximately 8.6%, as shown below:

Three Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
June 30, 2016	6,049,590	0.85	5,154,493
June 30, 2015	2,283,275	0.93	2,123,558
Variance	3,766,315	-0.08	3,030,935
% Variance	165.0%	-8.6%	142.7%

Our sales volume increased by approximately 21.5% for the nine months ended June 30, 2016, and the average unit sales price keeps same, as shown below:

Nine Months ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
June 30, 2016	34,931,265	0.79	27,709,648
June 30, 2015	28,749,675	0.79	22,588,007
Variance	6,181,590	-	5,121,641
% Variance	21.5%	-	22.7%

Cost of sales

Cost of sales increased by $1,143,729, or 128.8%, from $887,888 for the three months ended June 30, 2015 to $2,031,617 for the three months ended June 30, 2016. Cost of sales increased by $2,207,666 or 21.9%, from $10,063,740 for the nine months ended June 30, 2015 to $12,271,406 for the nine months ended June 30, 2016. The increase is attributable to the combination of the following factors: 1) the increase in the volume of oranges sold; 2) the increase in the unit price of navel orange outsourced as the market demand increases; 3) offset by a decrease in the average cost of navel orange we produce resulting from additional navel oranges orchard we leased during fiscal year 2015.

Gross profit

Our gross profit was $3,122,876 for the three months ended June 30, 2016 as compared to $1,235,670 for the three months ended June 30, 2015, representing a gross margin of 60.6% and 58.2%, respectively. Our gross profit was $15,438,063 for the nine months ended June 30, 2016 as compared to $12,524,267 for the nine months ended June 30, 2015, representing a gross margin of 55.7% and 55.4%, respectively. The increase in our gross profit margin for the three and nine months ended June 30, 2016 was mainly attributable to (1) the increase in unit sales price; 2) the decrease in the average cost of navel oranges we produce resulting from production of more oranges this harvest with the same overhead costs..

Selling expenses

Selling expenses were $251,990 and $40,582 for the three months ended June 30, 2016 and 2015, and $285,790 and 119,972 for the nine months ended June 30, 2016 and 2015, respectively, the increases mainly due to an increase of expenses in marketing activities since the Company want to expand the market and establish good relationship with distributors.

Selling expenses for the three months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2016	2015	$	%

Compensation and related benefits	8,774	6,245	2,529	40.5%
Advertising and promotion	242,933	29,377	213,556	726.9%
Shipping and handling	-	2,857	-2,857	-
Other	283	2,103	(1,820)	-86.5%
Total	251,990	40,582	211,408	520.9%
Selling expenses as % of revenue	4.9%	1.9%	6.98%	365%

Selling expenses for the nine months ended June 30, 2016 and 2015 consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2016	2015	$	%
Shipping and handing	-	21,773	(21,773)	-100%
Compensation and related benefits	26,922	18,645	8,277	44.4%
Advertising and promotion	243,262	66,511	176,751	265.7%
Other	15,606	13,043	2,563	19.7%
Total	285,790	119,972	(165,818)	138.2%
Selling expenses as % of revenue	1.0%	0.53%	0.5%	94.2%

General and administrative expenses

General and administrative expenses amounted to $137,715 for the three months ended June 30, 2016, as compared to $172,213 for the same period in 2015, a decrease of $34,498 or 20.0%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	70,054	70,753	(699)	-1.0%
Depreciation	20,597	28,079	(7,482)	-26.6%
Professional services	29,015	64,502	(35,487)	-55%
Office expenses	5,281	5,118	163	3.2%
Meals and entertainment	453	590	(137)	-23.3%
Other	12,315	3,171	9,144	288.4%
Total	137,715	172,213	(34,498)	-20.0%
G&A expense as a percentage of revenues	2.7%	8.1%	-1.1%	-14.0%

General and administrative expenses amounted to $582,703 for the nine months ended June 30, 2016, as compared to $904,662 for the same period in 2015, a decrease of $321,959 or 35.6%. General and administrative expenses consisted of the following:

	Nine Months Ended June 30,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	211,468	228,464	(16,996)	-7.4%
Depreciation	61,271	75,006	(13,735)	-18.3%
Professional services	218,756	498,124	(279,368)	-56.1%
Office expenses	14,375	14,665	(290)	-2.1%
Meals and entertainment	15,063	16,330	(1,267))	-7.8%
Other	61,770	72,073	(10,303)	-14.3%
Total	582,703	904,662	(321,959)	-35.6%
G&A expense as a percentage of revenues	2.1%	4.0%	-1.9%	-47.5%

Professional service fees were $29,015 and $218,756 during three and nine months ended June 30, 2016, as compared to $64,502 and $498,124 for the same period in 2015, a decrease of $35,487 and $279,368, which mainly consisted of legal and other expenses in connection with the Company’s proposed public offering incurred during the three and nine months ended June 30, 2015.

Income from operations

For the three and nine months ended June 30, 2016, income from operations was $2,733,171 and $14,569,570, as compared to $1,022,875 and $11,499,633 for the three and nine months ended June 30, 2015, an increase of $1,710,296 or 167.2% during three months ended period and an increase of $3,069,937 or 26.7% during nine months ended period, mainly due to the reasons we discussed above.

Other income (expenses)

For the three and nine months ended June 30, 2016, other income is $12,873 and other expense is $41,455, respectively, as compared to other expenses of $41,957 and $148,708 for the three and nine months ended June 30, 2015. The decreases in other expense were attributed to the decreases in interest expense. The Company only borrowed $1,551,000 of short-term bank loan as of June 30, 2016 as compared to $4,853,600 of short-term bank loan as of June 30, 2015.

Income tax expense

For the three and nine months ended June 30, 2016 and 2015, the Company did not incur any income tax expense. General Agriculture Corporation and General Red Holding Inc. (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the three and nine months ended June 30, 2016 and 2015 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the three and nine months ended June 30, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the three and nine months ended June 30, 2016 and 2015, there was no income tax provision for the Company.

Net income

Our net income for the three and nine months ended June 30, 2016 was $2,746,044 and $14,528,115, as compared to $980,918 and $11,350,925 for the three and nine months ended June 30, 2015, an increase of $1,765,126, or 179.9% for the three months ended period and an increase of $3,177,190, or 28.0% for the nine month ended period. The changes in net income were a result of the factors described above.

Foreign currency translation gain

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translation are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $2,037,795 and $2,737,204 for the three and nine months ended June 30, 2016, respectively, and foreign currency gain of $90,504 and 419,235 for the three and nine month ended June 30, 2015, respectively. The significant foreign translation losses for the three and nine months ended June 30, 2016 was due to the sharp depreciation of Chinese RMB to USD during the last two months of 2015.

Comprehensive income

For the three and nine months ended June 30, 2016, comprehensive income of $708,249 and $11,790,911 were derived from the sum of our net income of $2,746,044 and $14,528,115 plus foreign currency translation loss of $2,037,795 and $2,737,204, respectively.

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

As of June 30, 2016 and September 30, 2015, our balance of cash and cash equivalents was $24,419,304 and $464,046, respectively, an increase of $23,955,258, mainly due to net cash provided by operating activities and financing activities.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,		Increase/decrease
	2016	2015	$	%
Net cash provided by operating activities	$22,808,687	$5,624,475	17,184,212	305.5%
Net cash used in investing activities	(1,616)	(57,013)	55,397	97.2%
Net cash provided by financing activities	1,843,993	610,983	1,233,010	201.8%
Effect of foreign currency translation	(695,806)	53,828	(749,634)	-1,392.7%
Net increase in cash	$23,955,258	$6,232,273	17,722,985	284.4%

In summary, our cash flows were:

Net cash provided by operating activities increased in the nine months ended June 30, 2016 by $17,184,212 to $22,808,687, from net cash provided by operating activities of $5,624,475 for the nine months ended June 30, 2015. These changes were mainly due to by the following factors: a change in net income of $3,177,190, a change in prepaid lease of $9,672,872, a change in advance payments of 2,615,051 and a change in customer deposits of $1,777,790.

Net cash used in investing activity decreased by $55,397, from $57,013 to $1,616 in the nine months ended June 30, 2016 compared to the same period ended in 2015, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities increased by $1,233,010 to $1,843,993 in the nine months ended June 30, 2016 compared to $610,983 provided by financing activities at the same period ended in 2015. In October 2015, we received $1,547,490 of proceeds from short-term bank loan.

Working capital increased by $17,403,477 to $32,206,831 as of June 30, 2016 from working capital of $14,803,354 as of September 30, 2015. In order to stay cost competitive in the long-run, we leased 112,650 additional orange trees in the fiscal year ended September 30, 2015. Based on the lease rate of approximately $64.88 (RMB 400) per tree in 2015, the total lease amounts paid were $7,350,704 (RMB 45,060,000) during the year ended September 30, 2015.

As we are listed by the lending bank as a good credit customer, we believe that our short-term bank loans will be renewed at their maturity dates if needed.

On September 29, 2014, the Company entered into short-term bank loan agreement with Agricultural Development Bank of China, which allows the Company to borrow up to $5,521,600 (RMB 34,000,000). Pursuant to the loan agreement, the maturity date was July 28, 2015 and the annual interest was 6.6%. The loan was secured by the Company’s real property, navel orange orchards and equipment, and guaranteed by Xingping Hou, CEO of the Company.  The loan was also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party, with a maximum exposure limit of $4,547,200 (RMB 28,000,000). As of June 30, 2015, the Company had drawn down $4,583,600 (RMB 28,000,000) of the loan to use for working capital purposes. The loan was fully repaid on July 28, 2015.

On October 13, 2015, the Company entered into a new short-term bank loan agreement with Agricultural Development Bank of China for RMB 26 million (approximately $4.1M). Pursuant to the loan agreement, the principal was to be repaid on August 8, 2016. The interest was calculated using an annual fixed interest rate of 5.28%. The loan was guaranteed by Xingping Hou, CEO of the Company, and also guaranteed by Ganzhou Jinshengyuan Guarantee Co., Ltd., an unrelated party. The Company paid 4% of total loan to the guarantor as a guarantee fee for the above bank loan. As of June 30, 2016, the Company had drawn down $1,505,040 (RMB 10,000,000) of the loan to use for working capital purposes. The loan was fully repaid on August 8, 2016.

As of June 30, 2016 and September 30, 2015, the Company had outstanding debts from a related party, Hua Mei Investments Limited (“Hua Mei”), of $448,451 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2016 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENERAL AGRICULTURE CORPORATION

Date: August 15, 2016	By:	/s/ Xingping Hou
	Name:	Xingping Hou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Amy Xue
	Name:	Amy Xue
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files

101.INS-XBRL Instance Document

101.SCH-XBRL Taxonomy Extension Schema Document

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL Taxonomy Extension Label Linkbase Document

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document

