Form 10-K
period 2016-09-30
General Agriculture Corp
filed 2016-12-27
CIK 1519894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number: 333-174874

General Agriculture Corporation

(Exact name of Registrant as specified in its charter)

Delaware	35-2379917
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 620, Towel B, Nanxincang Business Plaza
No.22 Dongsishitiao Jia
Dongcheng District
Beijing, China	100007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:

Phone: 86-10-51690618

Fax: 86-10-51690521

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
Yes ☐ No ☒

As of March 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant (3,754,849 shares of common stock held by non-affiliate shareholders) was $11,170,675.

On December 19, 2016, we had 15,918,940 shares of common stock issued and outstanding.

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

PART I.

ITEM 1. BUSINESS

References to “GELT” shall refer to General Agriculture Corporation. References to the “Company” “we,” “our,” “ours” and “us,” shall refer to General Agriculture Corporation, and include our operating subsidiaries in the People’s Republic of China (“PRC”), Xingguo General Fruit Industry Development Co., Ltd. (“General Fruit”) and its wholly owned subsidiary Xingguo General Red Navel Orange Preservation Company Ltd. (“General Preservation”).

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

Led by a management team with extensive experience in the industry, we have put in place several investment programs that have allowed us to achieve our current strong position in the domestic market, with our scale and scope evidenced by the following:

•	During fiscal year 2016, we sold over 34,626 metric tons of navel oranges, which generated sales revenue of $27.4 million and 55.7% net margin.

•	We established significant orchards with approximately 31,275 mu of land (5,152 acres, a “mu” is a Chinese acre equal to approximately 0.16 acres) in Ganzhou, Jiangxi Province, with the number of planted trees growing by over 90% from 536,586 orange trees at the end of fiscal year 2012 to 1,077,098 orange trees at the end of the fiscal year 2016.

•	We constructed one of the largest navel orange temperature-controlled facilities in the country which is 19,176 square meters (approximately 4.74 acres) with a 7,000 metric ton storage capacity.

•	Numerous honors and certifications awarded to our company and our “General Red” brand name for the quality of our oranges, including the “High Quality Navel Orange” awarded by China (Ganzhou) Navel Orange Festival committee, and “China Famous Fruit” awarded by China Fruit Distribution Association.

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

We believe that the scale of our operations represents a key success factor and we have made continuous efforts to increase the size of our orchards and land planting area, as presented by the table below. In addition, we have been able to grow the number of planted navel orange trees in our orchards by over 90% between 2012 and 2016, from 536,586 trees to 1,077,098 trees.

Land Planting Area(1) in mu (acres)	Sept-2014	Sept-2015	Sept-2016
Own Orchards	10,028 mu (1,652 acres)	10,028 mu (1,652 acres)	10,028 mu (1,652 acres)

Leased Orchards	14,398 mu (2,371 acres)	16,557 mu (2,728 acres)	21,247 mu (3,500 acres)

Total	24,426 mu (4,023 acres)	26,585 mu (4,380 acres)	31,275 mu (5,152 acres)

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

In certain company-owned orchards, we have direct employees working in the orchards, and there is no involvement of unrelated third parties in production. In other orchards that we own, we hire local farmers to take care of orchards at a fixed fee per tree, which has been in the range of approximately $8.00 to $9.00 per tree per year since 2011. We provide local farmers with raw materials, such as seedlings and fertilizer, as well as production tools, electricity and irrigation facilities necessary for planting and harvesting the oranges. Our in-house fruit forest management and protection team provides technical support and guidance to the farmers to optimize cultivation, irrigation, fertilization, water and soil conservation, administration of organic pesticides for weed and pest control, and protection against frost and rain. We instruct farmers on how to implement these quality control measures.

For the leased orchards, we adopt a different model. Prior to the growing season, the farmers enter into short-term sales contracts with us, which provide that we will purchase a specified quantity of oranges from the farmers, based on weight, at a specified purchase price. We divide the production yield with farmers, so that 60% of all product is for us, and 40% is for the farmers. These contracts further provide that we are only obligated to purchase those oranges that meet our quality specifications. We believe that this is an attractive model for farmers, as it allows them to bypass the logistics and added costs of going through wholesale or retail markets to sell their oranges. This model is also beneficial to us because we have an ongoing supply of oranges, which we know are grown according to our specifications enabling us to consistently maintain our high level of quality. In addition to production in our owned and leased orchards, we buy navel oranges from outside parties. However, the production volume from our owned and leased orchards has increased from 35% of total sales in fiscal year 2009, to 72% in fiscal year 2012 and to 78% in fiscal year 2013 and to 84% in fiscal year 2014, to 84% in the fiscal year 2015 and to 77% in the fiscal year 2016.

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

The following table lists our competitors in China and their profiles, based upon information accessible to us:

	Planting Base (mu)
					Storage
	Total Area		Area of Organic Planting Base for	Sorting Line Capacity	Facility Capacity	Leading Enterprise
Company Name	(mu)	(acres)	Navel Orange	(ton/hour)	(tons)	Qualification[1]
Anyuan County Anshengda Fruit Industry Co., Ltd.	5,000	823	None	50	20000	Provincial Level
Jiangxi Yangshi Fruit Co., Ltd.	None	None	None	120	20,000	Provincial Level
Jiangxi Wangpin Agricultural Science and Technology Development Co., Ltd.	5,600	922	None	30	None	Provincial Level
Jiangxi Shengwei Fruit Industry Co., Ltd.	None	None	None	20	8000	None
Jiangxi Shengdi Fruit Industry Development Co., Ltd.	3,000	494	None	None	None	None
Xinfeng County Yuhe Agricultural Development Co., Ltd.	None	None	None	65	30,000	Provincial Level
Xunwu County Yuanxing Fruit Industry Co., Ltd.	3,000	494	None	40	5,000	Provincial Level
Huichang County Lvfeng Fruit Industry Co., Ltd.	None	None	None	20	9,000	Provincial Level

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

Increasing Navel Orange Orchards in Gannan:  within the next two years, we will continue to build, acquire and lease navel orange orchards in the Gannan region, because of the geographic advantages of Gannan presented earlier. Our strategy will focus primarily on increasing the size of our orchards by entering into lease agreements with other land owners. During the year ending September 30, 2016, 2015 and 2014, we leased 283,690, 112,650 and 207,502 additional orange trees in Gannan, respectively.

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

The ratio of outside supplies of navel oranges has declined from approximately 55% in fiscal year 2011, 28% in fiscal year 2012 to 23% in fiscal year 2013, to 16% in fiscal year 2014 and to 16% in the fiscal year 2015, and 23% in the fiscal year 2016 due to the increase in navel orange trees that we own and lease.

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

Set forth below is a list of our top five customers during the year ended September 30, 2016:

Customer	Percentage of total sales
Sichun Huaxinghongcheng Investment Co., Ltd	9%
Beijing Laoliao Fruit Trade Co., Ltd.	9%
Beijing Green Area Fruit Co., Ltd.	8%
Yuguo Xu	8%
Lili Tao	8%

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

Trademarks

Through General Fruit and General Preservation, we are licensed to use the following trademarks registered with the Trademark Office, State Administration for Industry and Commerce in the PRC:

We plan to file for an extension with the appropriate trademark offices before expiration of the trademarks listed above.

Employees

Currently, we have 78 employees and temporary staff. Set forth below is a breakdown of our employees by category:

Category	Number of employees
Administrative and finance	11
Sales and marketing	3
Technician	4
Workers*	60

*	The number of workers we hired for seasonal work was 45.

General Fruit and General Preservation, our operating companies in PRC, have signed employment contracts with all employees, either full-time or part-time. Pursuant to the labor regulations in PRC, we are required to pay social insurance for full-time employees, but not for part-time employees.

Corporation Information

Our principal executive offices are located at Room 620, Tower B, Nanxin Cang Business Plaza, No.22 Dongsishitiao Jia, Dongcheng District, Beijing, China. Postal Code: 100007.

Our telephone number is + 86-10-51690618.

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

We have established orchards on approximately 31,275 mu of land (5,152 acres). We also established one of the largest temperature facilities in the PRC with a 7,000 metric ton storage capacity in which we preserve and package our navel oranges. During fiscal year 2016, we sold over 34,626 metric tons of navel oranges. Even though we are one of the largest integrated navel orange companies with both growing areas and post-harvest processing, our competitors are pure navel orange growers, pure post-harvest processors, or both. The largest competitor in navel orange growing is Jiangxi Wangpin Agricultural Science and Technology Development Co. Ltd. with 5,600 mu (992 acres) of navel orange groves. The largest competitors in post-harvest processing and preservation are Anyuan Shengda Fruit Industrial Co. Ltd with 20,000 metric ton of preservation capacity, and Xinfeng Yuhe Agricultural Development Co. Ltd. with approximately 30,000 metric tons of preservation capacity.

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

The Company is currently authorized to issue up to 200,000,000 shares of common stock of one class, of which 15,918,940 shares were issued and outstanding as of December 19, 2016. The Company’s board of directors may decide from time to time to issue additional shares, or securities convertible into, exchangeable for or representing rights to acquire our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to our current shareholders that may adversely impact its current shareholders.

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

No.	Company	Certificate Number	Area (sq m)	Purpose	Property Location	Expiration Date
1	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2049)	1,688	Dormitory	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
2	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2050)	11,131	Workshop	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
3	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2051)	418	Electricity Supply Room	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
4	General Preservation	Property Right Certificate (Xingfangquanzheng Gaoxing Zi No. LJGF2052)	2,241	Office Building	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
5	General Preservation	State-owned Land Use Right Certificate (Xingguoyong 2005 No. 2B2905-051)	39,171	Industry	Mengshan Village, Gaoxing Town, Xingguo County	November 1, 2055
6	General Fruit	Lease from various people (6)	2,343 mu	Orchards	Ningdu county	December 31, 2020
	General Fruit	Lease from various people (7)	2,258.4	Orchards	Ningdu county	December 31, 2022
	General Fruit	Lease from 1 person	500	Orchards	Yudu county	December 31, 2022
	General Fruit	Lease from various people(3)	841.3 mu	Orchards	Ningdu county	December 31, 2024
7	General Fruit	Lease from various people (20)	4,765 mu	Orchards	Xingguo county	December 31, 2020
	General Fruit	Lease from 1 person	1,318	Orchards	Xingguo county	December 31, 2024
8	General Fruit	Lease from one Company	4,532 mu	Orchards	Xingguo county	December 31, 2023
9	General Fruit	Orchard Land Operating Certificates (19)	approximately 4,420 mu	Orchards	Ningdu county	Various, from 2019 to 2064
10	General Fruit	Orchard Land Operating Certificates (6)	approximately 5,608 mu	Orchards	Xingguo county	Various, from 2031 to 2034

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

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2016 and 2015. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended September 30, 2016

	High	Low
Quarter ended September 30	$4.96	4.96
Quarter ended June 30	4.96	4.96
Quarter ended March 31	4.96	4.96
Quarter ended December 31	4.96	4.96

Year Ended September 30, 2015

	High	Low
Quarter ended September 30	$5.10	5.10
Quarter ended June 30	5.10	5.10
Quarter ended March 31	5.10	5.10
Quarter ended December 31	5.10	5.10

Holders of Common Stock

As of December 19, 2016, there were approximately 630 record holders of Common Stock. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2016, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

During the fiscal year ended September 30, 2016, the Company made no sales of unregistered shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto, for the fiscal years ended September 30, 2016 and 2015, included elsewhere herein.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. While our significant accounting policies are fully described in Note 2 to our audited consolidated financial statements for the years ended September 30, 2016 and 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. Dollars (“$”). Greater China International’s functional currency is the Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is the Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income (loss) and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income.

Cash flows from the Company’s operations included in the statement of cash flows are calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2016	2015
Period end RMB:USD exchange rate	0.1499	0.1572
Average yearly RMB:USD exchange rate	0.1531	0.1622
Period end HKD:USD exchange rate	0.1290	0.1290
Average yearly HKD:USD exchange rate	0.1289	0.1290

Results of Operations for the Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015

Revenues

For the year ended September 30, 2016, we had net revenues of $27,417,779, as compared to those of $22,463,365 for the year ended September 30, 2015, an increase of $4,954,414 or 22.1%. The increase in net revenue is mainly because the quantity of navel oranges sold in the year ended September 30, 2016 increased 5,876,970, or 20.4% compared to the quantity of navel oranges sold in the year ended September 30, 2015, and the unit price increased 0.01 or 1.3% to $0.79 per KG during the year ended September 30, 2016 from $0.78 per KG during the year ended September 30, 2015.

Years ended	Sales Volume (in KG)	Sale Price Per KG (in US$)	Total Sales Revenue
September 30, 2016	34,626,645	0.79	27,417,779
September 30, 2015	28,749,675	0.78	22,463,365
Variance	5,876,970	0.01	4,954,414
% Variance	20.4%	1.3%	22.1%

Cost of sales

Cost of sales increased by $2,133,748, or 21.3%, from $10,013,073 for the year ended September 30, 2015 to $12,146,821 for the year ended September 30, 2016. The increase is attributable to the increase in volume of sales and an increase in the unit price of outsourced navel oranges during the year ended September 30, 2016 compared last year.

Gross profit

Our gross profit was $15,270,958 for the year ended September 30, 2016 as compared to $12,450,292 for the year ended September 30, 2015, representing a gross margin of 55.7% and 55.4%, respectively. The increase of 0.3% in our gross profit margin for the year ended September 30, 2016 was mainly attributable to (1) the increase in unit sales price; 2) the decrease in the average cost of navel oranges we produce resulting from production of more oranges this harvest with the same overhead costs.

Selling expenses

Selling expenses were $291,661 and $140,829 for the years ended September 30, 2016 and 2015, respectively, a increase of $150,832 or 107.1%, mainly due to an increase of expenses in marketing activities since the Company want to expand the market and establish good relationship with distributors.

	Years Ended September 30,		Increase/decrease
	2016	2015	$	%
Shipping and handling	-	21,653	(21,653)	-100%
Compensations and related benefits	35,514	24,763	10,751	43.4%
Advertising and promotion	240,667	66,598	174,069	261.4%
Others	15,480	27,815	(12,335)	-44.3%
Total	291,661	140,829	150,832	107.1%
Selling expenses as % of revenue	1.06%	0.63%	0.43%	68.3%

General and administrative expenses

General and administrative expenses amounted to $734,190 for the year ended September 30, 2016, as compared to $1,146,228 for the same period in 2015, a decrease of $412,038 or 36.0%. General and administrative expenses consisted of the following:

	Years Ended September 30,		Increase/decrease
	2016	2015	$	%
Compensation and related benefits	283,306	300,699	(17,393)	-5.8%
Depreciation	79,033	99,230	(20,197)	-20.4%
Professional services	265,902	602,814	(336,912)	-55.9%
Office expenses	12,638	20,036	(7,398)	-36.9%
Meals and entertainment	16,419	17,231	(812)	-4.7%
Other	76,892	106,218	(29,328)	-27.6%
Total	734,190	1,146,228	(412,038)	-35.9%
G&A expense as a percentage of revenues	2.68%	5.10%	-2.42%	-47.5%

Professional service fees decreased by $336,912 due to lower costs in connection with the Company’s proposed public offering incurred during the year ended September 30, 2015.

Income from operations

For the year ended September 30, 2016, income from operations was $14,245,107, as compared to $11,163,235 for the year ended September 30, 2015, an increase of $3,211,416 or 29.2%, mainly due to the reasons discussed above.

Other income (expenses)

For the years ended September 30, 2016, other expenses amounted to $33,067 as compared to other expenses of $162,612 for the same period in 2015. For the years ended September 30, 2016 and 2015, other expenses mainly included: (i) interest expense, which decreased by $172,606 or 72.0%. The decrease in interest expense was mainly because the Company did not have any short-term bank loans during year ended September 30, 2016.

Income tax expense

For the years ended September 30, 2016 and 2015, income tax amounted to $0. GELT and GRH (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. No provision for US federal income taxes were made for the years ended September 30, 2016 and 2015 as the US entities incurred losses. Han Glory International is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Greater China International did not earn any income that was derived in Hong Kong for the years ended September 30, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the years ended September 30, 2016 and 2015, there was no income tax provision for the Company.

Net income

As a result of the factors described above, our net income for the years ended September 30, 2016 and 2015 was $14,212,040 and $11,000,623, respectively.

Foreign currency translation loss

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of income. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation losses of $2,837,258 and $1,872,132 for the years ended September 30, 2016 and 2015, respectively. These non-cash losses had the effect of decreasing our reported comprehensive income.

Comprehensive income

For the years ended September 30, 2016 and 2015, comprehensive income of $11,374,782 and $9,128,491 were derived from the sum of our net income of $14,212,040 and $11,000,623 plus foreign currency translation losses of $2,837,258 and $1,872,132, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through paid-in capital, sales of goods, loans from our stockholders and short term loans from financial institutions in the PRC. The Company expects to generate cash flows through operations, which it believes will be sufficient to sustain current level operations for at least the next twelve months.

As of September 30, 2016 and 2015, our balance of cash and cash equivalents was $621,402 and $464,046, respectively.

The following summarizes the key components of the Company’s cash flows as follows:

	Years Ended September 30,		Increase/decrease
	2016	2015	$	%
Net cash provided by (used in) operating activities	$(181,130)	$3,196,495	(3,377,625)	-105.7%
Net cash used in investing activities	(11,284)	(22,475)	11,191	-49.8%
Net cash provided by (used in) financing activities	374,119	(5,968,118)	6,342,237	-106.3%
Effect of foreign currency translation	(24,349)	(93,901)	69,552	-74.1%
Net decrease in cash and cash equivalents	$(157,356)	$(2,887,999)	3,045,355	-105.5%

In summary, our cash flows were:

Net cash provided by operating activities decreased in the year ended September 30, 2016 by $3,377,495 from net cash provided by operating activities of $3,196,495 for the year ended September 30, 2015. These changes were mainly brought about by the following factors: an increase in net income of $3,211,417, a decrease in advance payments of $1,878,700, which were offset by an increase in prepaid leases of $12,937,078. Significant change in prepaid lease is related to additional lease contracts entered into with five individual owners for an aggregate lease amount of approximately RMB 141.8 million ($21.3 million) during August and September 2016 and these lease amounts were prepaid in full as of September 30, 2016.

Net cash used in investing activity decreased by $11,191, from $22,475 to $11,284 in the year ended September 30, 2016 compared to the same period ended in 2015, which is mainly due to less cash expenditures on property and equipment.

Net cash provided by financing activities increased by $6,342,237 to $374,119 in the year ended September 30, 2016 from $5,968,118 used in financing activities at the same period ended in 2015. This was primarily due to repayment of $1,426,518 of loans from related parties and $4,541,600 of short-term bank loans.

Working capital decreased by $1,252,190 to $13,551,164 as of September 30, 2016 from working capital of $14,803,354 as of September 30, 2015. In order to stay cost competitive in the long-run, As of September 30, 2016, the Company leased a total of 1,077,098 matured navel orange trees with a total lease amount of RMB 419,255,900 (approximately $66,564,645). All these lease amounts have been prepaid by the Company using cash generated from operations over the years.

As of September 30, 2016 and 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $524,686 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital to primarily pay for offshore service expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated audited financial statements and notes of General Agriculture Corporation and subsidiaries as of September 30, 2016 and 2015 are thereto attached as Annex at the end of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, and have concluded that as of that date, our disclosure controls and procedures were not effective due to following material weakness:

The Company does not have U.S. GAAP full-time qualified personnel in the accounting department to monitor the recording of the daily transactions.

In order to address the above material weakness, our management plans to take the following steps:

Holding regular seminars and training sessions to help employees stay current on recent developments of U.S. GAAP, new SEC rules and regulations, and accounting updates.

Strengthen the degree of involvement of the CFO on review of daily accounting transactions.

The Company believes the foregoing measures will remediate the identified material weakness in future periods. The Company is committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the “2013 Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to the material weakness described above. As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework). However, management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2016.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our current directors, executive officers and director nominee.

Name	Age	Position
Xingping Hou	56	Director, Chairman, Chief Executive Officer and President
Yanhong (Amy) Xue	44	Chief Financial Officer
Shaokang Zeng	38	Director, Secretary and Treasurer
Liwei Jia	38	Independent Director
Wei Lu	41	Independent Director
Hongcai Li	43	Independent Director

Xingping Hou, 56 has been the Company’s Chairman of the Board, Chief Executive Officer and President since July 2012. Mr. Hou has served as the Executive Director, Manager of General Fruit since March 2003 and as the Executive Director, Manager of General Preservation since July 2003. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. He has also served as the Chairman of the Board and President of General Red International, Inc. since November 2007. Since May 2011, Mr. Hou has served as the Chief Executive Officer, President and Chairman of General Red Holding, Inc. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou graduated from the PLA Nanchang Army Institute. Mr. Hou brings historical and operational expertise and experience to the Board. Mr. Hou also brings many years of food industry experience to the Board. Mr. Hou devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Amy Xue, 44, is the Chief Financial Officer of the Company. She has extensive experience in U.S. GAAP financial reporting and public accounting, and she has performed audit and accounting services for a number of listed companies in a variety of industries. From October 2010 to June 2013, she was the partner of Wall Street CPA Services, LLC, an accounting firm in New York City that provided financial advisory and accounting services to listed and unlisted companies. From September 2007 to October 2010, Ms. Xue was a senior manager of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, a public accounting firm in New Jersey with an office in New York that provided audit services to listed and unlisted companies. Ms. Xue holds a M.S. in Accounting from Binghamton University and a B.S. in Law from Peking University in Beijing, China. She is a U.S. Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants (AICPA).

Shaokang Zeng, 38, is the Company’s Director, Secretary and Treasurer. Mr. Zeng has served as the Finance Department Manager of General Fruit since December 2006. Mr. Zeng graduated from the People’s University of China where he studied accounting and received an MBA from Beijing University of Chemical Technology, College of Business Administration. Mr. Zeng brings financial and strategic experience to the Company’s Board of Directors. Mr. Zeng devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Liwei Jia, 38 is the independent director. He graduated with a Bachelor’s Degree in Economics from Beijing Industry and Commerce University in June 2001. Mr. Jia is a Chinese Certified Public Accountant and an International Certified Internal Auditor. From July 2001 to December 2003, Mr. Jia was the project manager at Zhongrui Hengxin Accounting Firm. From January 2004 to December 2011, Mr. Jia was the Senior Audit Manager at PricewaterhouseCoopers Zhong Tian LLP and participated in the financial audit and internal control audits of a number of large Chinese public companies. From November 2011 to April 2012, Mr. Jia was the Executive Director of Funds and Assets Management of Beijing Shangyin Zhisheng Investments and Funds Management Co., Ltd. From December 2012 to the present, Mr. Jia is the managing director of Zhongfu Runde Investments Co., Ltd.

Wei Lu, 41, is the independent director. He graduated with a Master of Business Administration from University of Southern California, Marshall Business School in May 2003. From September 2003 to April 2007, Mr. Lu was the director of Fidelity Capital Investment Partners, providing advisory services for Chinese companies’ oversea listings. From May 2007 to December 2009, Mr. Lu was the managing director of World Capital Market Inc, providing consulting service for Chinese companies’ mergers & acquisitions. From January 2010 to May 2011, Mr. Lu was the Chief Financial Officer of Chongqing Maotian Group, assisting with the external financial audit, road shows and reorganization. From May 2011 to the present, Mr. Lu is a partner of Newmargin Capital, providing services for private equity and corporate finance.

Hongcai Li, 43, is the independent director. He earned a Bachelor’s degree in Economics from Chongqing Institute of Industrial Management. Mr. Li is a certified intermediate level accountant. From July 1998 to March 2001, Mr. Li served as the accounting manager of Chognqing Chaohua Technology Co., Ltd. From April 2001 to November 2006, Mr. Li served as the Department Manager of Guomei Electronics Co Ltd. From December 2006 to March 2011, Mr. Li was the Vice President of Accounting of Tianyin Pharmaceutical Co, Inc., a NYSE MKT listed company and handled the preparation of financial statements and accounting reporting. From April 2011 to the present, Mr. Li served as the chief financial officer of Sichuan Qiangjiang Stone Company and Sichuan Huide Financing and Guaranty Company.

Independent Directors

Liwei Jia, Wei Lu and Hongcai Li are independent directors pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of them.

Liwei Jia, Wei Lu and Hongcai Li served on the Company’s Audit Committee. The Board has determined that each of the members of the Audit Committee is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members. Mr. Jia will serve as Chairman of the Audit Committee. Each of Mssrs. Jia and Li were designated by the Board as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience and has appropriate experience or background which results in his financial sophistication in accordance with the additional audit committee requirements of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics on August 5, 2012. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at General Agriculture Corp, Room 620, Towel B, nanxincang Business Plaza, No.22 Dongsishitiao Jia, Dongcheng District, Beijing, China, 100007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports and on information provided by the reporting persons, we believe that during the fiscal year ended September 30, 2016, all filing requirements for reporting persons were met.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of Executive Officer and/or Director	Position	Fiscal Years	Salary		Bonus and Other Compensation	Securities Underlying Stock Options

Xingping Hou	President/Chief Executive Officer/Director	2016	$20,000	(1)	$-	$-
		2015	$20,000	(1)	$-	$-
Amy Xue	Chief Financial Officer	2016	$78,650		$-	$-
		2015	$71,500		$-	$-
Shaokang Zeng	Secretary, Treasurer, Director	2016	$15,000	(1)	$-	$-
		2015	$15,000	(1)	$-	$-

(1)	The salary set forth was earned for service as director of the Company but declined by the director. No compensation was earned by Xingping Hou and Shaokang Zeng for service as an executive officer of the Company.

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

Liwei Jia, Hongcai Li and Wei Lu receive $1,297 (8,000 RMB Yuan) per month as set forth in the Company’s Compensation Committee Charter

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 19, 2016 (after giving effect to the Share Exchange and the related issuances) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 19, 2016, we had 15,918,940 shares of Common Stock issued and outstanding.

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

47

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

(2)	Based on 15,918,940 shares of Common Stock outstanding as of December 19, 2016.
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

(4)

The address of Across Asia Investment Limited (“Across Asia”) is Room 1605, Plaza A, Xin-Tian-Di, No. Jia-11, Xi-Ba-He Nan Road, Chaoyng District, Beijing City, 100028, China. Shiqiu Xiao is the sole director and shareholder of Across Asia and may be deemed to beneficially own the 1,082,500 shares of common stock of the Company owned by Across Asia.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Party Transactions

Other than as disclosed below, there were no transactions with related parties during the Transition Period or the fiscal years ended September 30, 2016 and 2015.

As of September 30, 2016 and 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. Hou Xingping, CEO of the Company), $524,686 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

	September 30, 2016	September 30, 2015
Audit Fees (1)	$200,000	$200,000
Audit Related Fees(2)	-	-
Tax Fees(3)	5,000	5,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements for the years ended September 30, 2016 and 2015 and each interim consolidated financial statements in fiscal year 2016 and 2015.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning. The fees billed for professional services rendered for tax service of year ended September 30, 2016 and 2015 were $5,000 and $5,000, respectively.

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

FINANCIAL STATEMENTS

Consolidated audited financial statements and notes of General Agriculture Corporation and subsidiaries as of September 30, 2016 and 2014 are attached hereto as Annex at the end of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2016		General Agriculture Corporation

	By:	/s/ Xingping Hou
Xingping Hou
Chief Executive Officer
Dated: December 27, 2016
	By:	/s/ Amy Xue
Amy Xue
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xingping Hou
Xingping Hou	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 27, 2016

/s/ Amy Xue
Amy Xue	Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2016

/s/ Shaokang Zeng
Shaokang Zeng	Director, Secretary	December 27, 2016

/s/ Liwei Jai
Liwei Jai	Director	December 27, 2016

/s/ Wei Lu
Wei Lu	Director	December 27, 2016

/s/ Hongcai Li
Hongcai Li	Director	December 27, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (10)
3.2	Amended and Restated By-laws (8)
10.1	Agreement dated September 25, 2012 by and between Hua Mei Investments Limited and Greater China Investment Limited (1)
10.2	Form of Navel Orange Trees Leasing Agreement (3)
10.3	Employment Agreement dated as of July 1, 2013 by and between the Company and Amy Xue (4)
10.4	Director Agreement dated as of January 31, 2013, by and between the Company and Xingping Hou (2)
10.5	Director Agreement dated as of January 31, 2013, by and between the Company and Shaokang Zeng (2)
10.6	Director Agreement dated as of January 31, 2013, by and between the Company and Yongjun Zeng (2)
10.7	Company Manager Employment Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. and Xingping Hou (2)
10.8	Labor Contract dated January 31, 2013, by and between Xingguo General Fruit Industry Development Co., Ltd. And Shaokang Zeng (2)
10.9	Call Option Agreement dated July 1, 2012 by and between Zhang Zhihao and Xingping Hou (6)
10.10	Form of Orange Purchase Contract (7)
10.11	Property Use Certificates dated August 30, 2007 (translation)(7)
10.12	Office Lease Contracted dated March 1, 2011 between General Fruit and Shiyong Xu (translation)(7)
10.13	Office Lease Contract dated February 10, 2012 between General Fruit and Taixang Want (translation)(7)
14.1	Code of Ethics (5)
21.1	Subsidiaries (9)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Transitional Report on Form 10-KT for the transition period from January 1, 2012 to September 30, 2012, filed with the SEC on December 28, 2012.
(2)	Incorporated by reference to our Current Report on Form 8-K dated January 31, 2013, filed with the SEC on February 1, 2013.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 15, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated July 1, 2013, filed with the SEC on July 8, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K dated September 5, 2013, filed with the SEC on September 6, 2013.
(6)	Incorporated by reference to Amendment No. 2 to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on August 29, 2012.
(7)	Incorporated by reference to our Current Report on Form 8-K dated July 11, 2012, filed with the SEC on July 17, 2012.
(8)	Incorporated by reference to our Current Report on Form 8-K dated July 6, 2012, filed with the SEC on July 12, 2012.
(9)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on June 4, 2014.
(10)	Incorporated by Reference to our Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014.

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

53

54

To the Board of Directors and

Stockholders of General Agriculture Corporation

We have audited the accompanying consolidated balance sheets of General Agriculture Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

December 27, 2016

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015

ASSETS
Current Assets:
Cash	$621,402	$464,046
Inventory	5,289,608	5,469,102
Advance payments	2,717,989	4,778,733
Prepaid leases	5,753,849	4,360,899
Other current assets	5,863	162,326
Total Current Assets	14,388,711	15,235,106

Property and equipment, net	10,810,753	12,427,415
Other Assets
Intangibles, net	135,019	145,183
Prepaid leases, net of current portion	41,397,448	27,143,650
Total Other Assets	41,532,467	27,288,833

TOTAL ASSETS	$66,731,931	$54,951,354

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$247,302	$215,422
Due to related parties	524,686	154,571
Other current liabilities	65,559	61,759
Total Current Liabilities	837,547	431,752

Commitments

Stockholders' Equity
Common stock
$0.0001 par value, 200,000,000 shares authorized 15,918,940 shares issued and outstanding at September 30, 2016 and 2015, respectively	1,592	1,592
Additional paid-in capital	4,909,572	4,909,572
Statutory reserves	2,599,363	2,572,619
Retained earnings	60,697,555	46,512,259
Accumulated other comprehensive income (loss)	(2,313,698)	523,560
Total stockholders’ equity	65,894,384	54,519,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,731,931	$54,951,354

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2016	2015

Sales	$27,417,779	$22,463,365

Cost of sales	12,146,821	10,013,073

Gross profit	15,270,958	12,450,292

Operating expenses
Selling expenses	291,661	140,829
General and administrative expenses	734,190	1,146,228
Total operating expenses	1,025,851	1,287,057

Income from operations	14,245,107	11,163,235

Other income (expenses):
Interest income	31,063	19,366
Interest expense	(67,316)	(239,922)
Other income, net	3,186	57,944
Total other expenses	(33,067)	(162,612)

Income before provision for income taxes	14,212,040	11,000,623

Provision for income taxes	-	-
Net income	14,212,040	11,000,623

Other comprehensive loss
Foreign currency translation adjustment	(2,837,258)	(1,872,132)
Total comprehensive income	$11,374,782	$9,128,491

Earnings per share:
Basic and diluted	$0.89	$0.69
Weighted average number of common stock outstanding
Basic and diluted	15,918,940	15,918,940

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EUQITY

						Accumulated
			Additional			Other	Total
	Common	Stock	Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Value	Capital	Reserve	Earnings	Income (Loss)	Equity

Balance at September 30, 2014	15,918,940	$1,592	$4,909,572	$2,539,170	$35,545,085	$2,395,692	$45,391,111

Comprehensive income:
Net income	-	-	-	-	11,000,623	-	11,000,623
Foreign currency translation loss	-	-	-	-	-	(1,872,132)	(1,872,132)
Statutory reserve	-	-	-	33,449	(33,449)	-	-
Balance at September 30, 2015	15,918,940	1,592	4,909,572	2,572,619	46,512,259	523,560	54,519,602

Comprehensive income:
Net income	-	-	-	-	14,212,040	-	14,212,040
Foreign currency translation loss	-	-	-	-	-	(2,837,258)	(2,837,258)
Statutory reserve	-	-	-	26,744	(26,744)	-	-
Balance at September 30, 2016	15,918,940	$1,592	$4,909,572	$2,599,363	$60,697,555	$(2,313,698)	$65,894,384

See accompanying notes to the consolidated financial statements

GENERAL AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2016	2015

Cash flows from operating activities:
Net Income	$14,212,040	$11,000,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of prepaid leases	4,247,716	3,383,507
Depreciation and amortization	1,071,520	1,171,590
Loss on disposal of property and equipment	6,643	75,225
Provision for bad debts	-	22,395
Changes in current assets and current liabilities:
Accounts receivable	-	(22,395)
Inventory	(75,357)	(697,879)
Advance payments	1,878,700	(2,743,469)
Prepaid leases	(21,719,306)	(8,782,228)
Other current assets	152,126	(155,930)
Accounts payable and accrued expenses	37,958	(56,892)
Other current liabilities	6,830	1,950
Net cash provided by (used in) operating activities	(181,130)	3,196,495

Cash flows from investing activities:
Acquisition of property and equipment	(11,284)	(22,475)
Net cash used in investing activities	(11,284)	(22,475)

Cash flows from financing activities:
Repayment from short-term bank loans	-	(4,541,600)
Proceeds from (Repayment to) related parties, net	374,119	(1,426,518)
Net cash provided by (used in) financing activities	374,119	(5,968,118)

Effect of exchange rate changes on cash	(24,349)	(93,901)

Net increase (decrease) in cash	157,356	(2,887,999)

Cash – beginning of year	464,046	3,352,045

Cash – ending of year	$621,402	$464,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,316	$239,922

See accompanying notes to the consolidated financial statements

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

On January 13, 2010, Greater China International formed Nanchang Hanxin Agriculture Technology Co., Ltd, a wholly foreign-owned enterprise (the “WFOE”) in the city of Nanchang, Jiangxi Province, the People’s Republic of China (“PRC”). On February 5, 2010, the WFOE acquired all the shares of Xingguo General Fruit Industry Development Co., Ltd (“General Fruit”) through essentially a capital recapitalization transaction. General Fruit was formed in Xingguo County, Jiangxi Province, under the corporate laws of PRC on March 5, 2003. The primary business of General Fruit is to grow and sell navel oranges. General Fruit owns 100% interest of General Red Navel Orange Preservation Company, Ltd. (“General Preservation”), a citrus fruits company primarily engaged in preserving, packaging and marketing premium navel oranges. General Preservation provides wholesale and retail of premium navel oranges to distributors, as well as to institutional customers throughout PRC and several other countries under the trademark of “General Red”.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of GELT and its wholly owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Seasonal Nature of Operations

The Company’s operations are seasonal based on the maturity stage of its products. Sales are concentrated during the months from October through March, corresponding to the Company’s product maturity cycle which begins in the month of October when the products mature and are ready for sale.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). Greater China International’s functional currency is Hong Kong Dollar (“HKD”) and Nanchang Hanxin Agriculture Technology Co., Ltd, General Fruit and General Preservation’s functional currency is Chinese Yuan Renminbi (“RMB”). All assets and liabilities were translated at the current exchange rate, at respective balance sheets dates, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income (loss) and accumulated other comprehensive income in stockholders’ equity in accordance with the Codification ASC 220, Comprehensive Income. The significant foreign translation losses reported is a result of the sharp depreciation of the RMB to USD during the year.

Cash flows from the Company’s operations included in the statement of cash flows are calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,
	2016	2015
Year end RMB:USD exchange rate	0.1499	0.1572
Average Yearly RMB:USD exchange rate	0.1531	0.1622
Year end HKD:USD exchange rate	0.1290	0.1290
Average Yearly HKD:USD exchange rate	0.1289	0.1290

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of recorded assets and liabilities, estimated useful life of property and equipment and inventory obsolescence.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the Company’s gross margin and operating results. As of September 30, 2016 and 2015, no provisions were deemed necessary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life

Electronic equipment5 years

Vehicles10 years

Machinery and equipment5 to 15 years

Buildings and improvements5 to 20 years

Navel orange orchards11 to 30 years

Construction in progress primarily represents the construction costs of buildings, machinery, equipment and agricultural improvements made to orchards. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Navel orange orchards consist of orchards the Company planted and acquired from local farmers and include costs related to land leveling, saplings, fertilizer, labor and facilities on orchard lands. The planting costs were capitalized. From year of 2008 to 2016, the Company directly acquired certain navel orange trees from local farmers, which were also capitalized.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the statements of income and comprehensive income.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2016 and 2015, there was no impairment of long-lived assets.

Intangible Assets

Intangible assets consist of mainly land use rights, which are amortized using the straight-line method over their estimated useful life of 50 years. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets has been identified as of the balance sheet dates.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Value-added-tax

The Company is subject to a value added tax (“VAT”) of 13% for selling navel oranges that were bought from other farmers and 17% for processing navel oranges from General Fruit. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of income and comprehensive income.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income includes net income and foreign currency translation adjustments.

Advertising Expense

The Company expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $961 and $66,598 for the years ended September 30, 2016 and 2015, respectively.

Shipping and Handling

All shipping and handling costs are expensed as incurred and included in selling expenses. The Company sells primarily to large distributors. Most of the shipping and handling costs are typically borne by customers. Total shipping and handling expenses incurred by the Company were only $0 and $21,653 for the years ended September 30, 2016 and 2015, respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company does not make appropriations to the discretionary surplus reserve fund. As of September 30, 2016 and2015, the Company had appropriated $2,599,363 and $2,572,619of statutory surplus reserve funds, respectively.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term.

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

As of September 30, 2016 and 2015, the Company’s cash was with banks in the PRC and Hong Kong, where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended September 30, 2016, no customer accounted for more than 10% of the Company’s sales. For the year ended September 30, 2015, two customers accounted for 14% and 12% of the Company’s sales.

For the year ended September 30, 2016 and 2015, the outsourced navel oranges accounted for 31% and 23% of the Company’s total purchases, respectively. The Company purchased 100% outsourced navel oranges from one vendor.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2016 and 2015, the carrying amounts of financial assets and liabilities, such as cash, advance payments, accounts payable, due to related parties and other payables approximate their fair values because of the short-term maturities of these instruments.

Earnings Per share

The Company reports earnings per share in accordance with the provisions of ASC 260.10, "Earnings Per Share”. ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. As of September 30, 2016 and 2015, there are no potentially dilutive securities outstanding.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company early adopted this guidance, prospectively, as of November 30, 2015, and, accordingly, prior periods were not retrospectively adjusted.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarity the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Note 3– Inventory

Inventory by major categories are summarized as follows:

	September 30, 2016	September 30, 2015

Raw materials	$24,218	$49,405
Work in process	5,265,390	5,419,697
Total	$5,289,608	$5,469,102

Note 3 – Inventory(Continued)

Work in process consists of depreciation, amortization of prepaid leases of navel orange orchards, rental, salary, fertilizer, utility, and labor spent in cultivating and producing navel oranges. Work in process is reclassified to finished goods after the navel oranges are harvested. The harvest season of navel oranges usually starts in October.

Note 4– ADVANCE PAYMENTS

Advance payments represent payments made to suppliers for goods and materials that have not been received. Advance payments are also reviewed periodically by the Company to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2016 and 2015, the Company had $2,717,989 and $4,778,733, respectively, of advance payments related to payments for purchasing navel oranges from other parties as well as packaging materials and utilities.

Note 5– Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	September 30, 2015

Office equipment	$144,846	$141,513
Vehicles	191,472	239,374
Machinery and equipment	1,971,452	2,065,967
Buildings and improvements	7,188,772	7,537,854
Navel orange orchards	9,970,446	10,454,603
Subtotal	19,466,989	20,439,311
Less: Accumulated depreciation	8,656,236	8,011,896
Total	$10,810,753	$12,427,415

Depreciation expense was $1,068,006and $1,167,868for the years ended September 30, 2016 and 2015, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	September 30, 2016	September 30, 2015

Land use rights	$171,999	$180,351
Less: Accumulated amortization	36,980	35,168
Total	$135,019	$145,183

Amortization expense was $3,514and $3,722for the years ended September 30, 2016 and 2015, respectively.

Note 7– Prepaid Leases

In order to secure long-term supplies and to control resources, starting in early 2011, General Fruit has been trying to locate suitable naval orange orchards in the region and entering into various long-term lease contracts with owners of those orchards, with a typical lease term of 10 years. These leases generally require advance payments of the entire lease amount up front, in return for a favorable lease term and fixed price per tree. During the lease term, all yields from the orchards belong to the Company while the Company is also responsible for all labor and maintenance costs of the orchards.

Prior to the fiscal year ended September 30, 2015, the Company has entered into a total of six lease contracts with various individual and cooperative owners, with an aggregate lease amount of RMB 277,410,900 (approximately $45,299,243).

In August and September, 2016, General Fruit entered into additional lease contracts with five individual orchard owners. Pursuant to the contracts, General Fruit was authorized to operate the orchards for 10 years starting January 1, 2017. The lease terms are effective from January 1, 2017 through December 31, 2026. The aggregate lease amount for these contracts is approximately RMB141,845,000 ($21,265,402).

As of September 30, 2016, the Company leased a total of 1,077,098 matured navel orange trees with a total lease amount of RMB 419,255,900 (approximately $66,564,645). All these lease amounts have been prepaid by the Company using cash generated from operations over the years.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be expensed each year on a straight-line basis over the lease terms. The net prepaid lease amount as of September 30, 2016 is $47,151,297, of which, $41,397,448 is considered as long-term prepaid leases. Lease expenses were approximately $4,247,716 and $3,383,507for the years ended September 30, 2016 and 2015, respectively.

Lease expense attributable to future periods is as follows:

Twelve months ended September 30:
2017	$5,876,664
2018	6,419,646
2019	6,419,646
2020	6,419,646
2021	4,910,594
Thereafter	17,105,101
$47,151,297

Note 8– Due to Related Party

As of September 30, 2016 and 2015, the Company owed Hua Mei Investments Limited (“Hua Mei”), a related party (controlled by Mr. HouXingping, CEO of the Company), $524,686 and $154,571, respectively. These debts are non-interest bearing and payable on demand. The proceeds of these debts were utilized as working capital to primarily pay for offshore service expenses.

Note 9 – Income Taxes

GELT and its U.S. subsidiary, GRH, (collectively referred to as the “US entities”) are each subject to US tax and file US federal income tax returns. The US entities are Delaware corporations and conduct all of their businesses through their Chinese subsidiaries. No provision for US federal income taxes were made for the years ended September 30, 2016 and 2015 as the US entities incurred losses.

GELT’s offshore subsidiary, Han Glory, is not subject to tax on income or capital gains under the laws of the British Virgin Islands. Another offshore subsidiary, Greater China International, did not earn any income that was derived in Hong Kong for the years ended September 30, 2016 and 2015, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. However, as an agricultural company engaged in cultivation, General Fruit has been approved for a tax exemption since its formation. General Preservation was also approved for such exemption from income tax for the years 2016 and 2015. As a result, for the years ended September 30, 2016 and 2015, there was no income tax provision for the Company.

The GELT Company had net operating losses (“NOL”) amounting to approximately $395,000 and $711,000 during the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had net operating loss carryforwards of approximately $2.6 million that expire between 2018 and 2036. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance at September 30, 2016 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of September 30, 2016, the tax years ended September 30, 2013 through September 30, 2016 for the US entities remain open for statutory examination by tax authorities.

The summary of the deferred income tax asset for US entities is as follows:

	September 30, 2016	September 30, 2015
Beginning balance	$2,208,759	$1,497,945
Addition: Net operating loss	395,256	710,814
Total - Net operating loss carryforwards	2,604,015	2,208,759
Effective tax rate	35%	35%
Deferred tax asset	911,405	773,066
Valuation allowance	(911,405)	(773,066)
Ending balance	-	-

Note9 – Income Taxes (Continued)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of the:

	For the Years Ended September 30,
	2016	2015
U.S. Statutory rate	35%	35%
Foreign income not recognized in the U.S.	-35%	-35%
PRC statutory income tax rate	25%	25%
Tax exemption	-25%	-25%
Effective income tax rate	-	-

